Form 10-Q
period 1996-08-12
CE CASECNAN WATER & ENERGY CO INC
filed 1996-08-12
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                          JUNE 30, 1996

                   COMMISSION FILE NO. 333-608

           CE CASECNAN WATER AND ENERGY COMPANY, INC.
     (Exact name of registrant as specified in its charter)

             PHILIPPINES                         Not Applicable
  (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

                    6750 Ayala Avenue, 24th Floor
      Makati, Metro Manila Philippines           Not Applicable
     Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (632) 892-0276

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                                No

Former name, former address and former fiscal year, if changed since last report. Not Applicable

767,162 shares of Common Stock, $0.038 par value were outstanding as of JUNE 30, 1996.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                          June 30, 1996
                          _____________

                         C O N T E N T S

                 PART I:  FINANCIAL INFORMATION             Page

Item 1.   Financial Statements

Report of Independent Accountants                            3

Unaudited Balance Sheet, June 30, 1996
  with comparative audited figures for 1995                  4

Unaudited Statements of Operations for the Three Months
  and Six Months Ended June 30, 1996 and for the period
  from inception (September 21, 1994) to June 30,1996        5

Unaudited Statements of Cash Flows for the
  Six Months Ended June 30, 1996 and 1995 and for the period
  from inception (September 21, 1994) to June 30, 1996       6

Notes to Financial Statements                                7

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations        8-9

        PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                    10
Item 2. Changes in Securities                                10
Item 3. Defaults on Senior Securities                        10
Item 4. Submission of Matters to a Vote of
        Security Holders                                     10
Item 5. Other Information                                    10
Item 6. Exhibits and Reports on Form 8-K                     10

Signatures                                                   11


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of June 30, 1996, and the related statements of operations for the three months and six months ended June 30, 1996 and the period from inception (September 21, 1994) to June 30, 1996, and cash flows for the six months ended June 30, 1996 and 1995 and the period from inception (September 21, 1994) to June 30, 1996. The financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of December 31, 1995, and the related statements of operations for the year ended December 31, 1995, changes in stockholders' equity for the period from date of inception (September 21, 1994) to December 31, 1995 and cash flows for the year ended December 31, 1995, three months ended December 31, 1994 and for the period from inception (September 21, 1994) to December 31, 1995 (not presented separately herein) and, in our report dated March 4, 1996, we expressed an unqualified opinion on those financial statements.


                              SYCIP, GORRES, VELAYO & CO.
                               An Arthur Andersen Member Firm

6760 Ayala Avenue
Makati City, Philippines
July 16, 1996


           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     UNAUDITED BALANCE SHEET
                          June 30, 1996
           (with comparative audited figures for 1995)
       (in thousands, except share and per share amounts)
                ________________________________

                                          June 30,  December 31,
                                           1996        1995
ASSETS
Cash                                      $  1,691     $  1,696
Restricted cash and short-term
 investments                               163,494      235,851
Accrued interest and other receivables       4,787        2,820
Restricted investments                     284,464      238,465
Bond issue costs, net                       13,042       13,342
Development costs                           24,807        8,340
Deferred income tax                          3,752          646

 Total assets                             $496,037     $501,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses     $  6,173     $  5,951
Advances from an affiliate                   1,496        1,073
Notes and bonds payable                    371,500      371,500

 Total liabilities                         379,169      378,524

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.038 per share,
 authorized 2,148,000 shares, issued and
 outstanding 767,162 shares at June 30,
 1996 and December 31, 1995, respectively       29           29
Additional paid in capital                 123,807      123,807
Accumulated deficit                        (6,968)      (1,200)

 Total stockholders' equity               116,868     122,636

 Total liabilities and stockholders'
   equity                                $496,037    $501,160

The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC

                    UNAUDITED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share amounts)
                     ________________________________


                           Three Months    Six Months       From Inception
                           Ended June 30,  Ended June 30,   (September 21, 1994
                               1996           1995           to June 30, 1996

Revenues:
Interest and other income    $  6,321      $ 13,268         $ 15,762

Total revenues                  6,321        13,268           15,762

Costs and expenses:

Interest expense                11,415        22,868            27,218
Less interest capitalized        (691)       (1,198)           (1,284)
Amortization of bond issue
  costs                           238           472              548

Total cost and expenses        10,962        22,142           26,482

Loss before income taxes       (4,641)       (8,874)          (10,720)

Deferred income tax benefit     1,625         3,106            3,752

Net loss available to common
  stockholders               $ (3,016)     $ (5,768)         $ (6,968)

Net loss per share - primary  $  (3.93)     $  (7.52)        $ (11.16)

Average number of common and
  common equivalent shares
  outstanding                 767,162       767,162          624,689


The accompanying notes are an integral part of these financial statements.


                CE CASECNAN WATER AND ENERGY COMPANY, INC.
                    UNAUDITED STATEMENTS OF CASH FLOWS
                              (in thousands)
                     ________________________________


                                      Three Months  Six Months  From Inception
                                          Ended      June 30,   Ended June  30,
                                                                (September 21, 1994
                                          1996        1995         to June 30, 1996
Cash flows from operating activities:
Net loss                                 $ (5,768)      $     -        $ (6,968)
Adjustments to reconcile net cash
  flow from operating activities:
  Provision for deferred income
     tax benefit                           (3,106)            -          (3,752)
  Amortization of bond issue costs             472            -              548
  Increase in accrued interest and
     other receivables                     (1,967)            -          (4,787)
  Increase in accounts payable and
     accrued expenses                        1,734            -            5,999
Net cash flows from operating
  activities                               (8,635)            -          (8,960)

Cash flows from investing activities:
Additions to development costs            (16,467)      (1,691)         (24,807)
Decrease (increase) in restricted
  cash and short-term investments           72,357            -        (163,493)
Increase in restricted investments        (45,998)            -        (284,464)
Increase (decrease) in accounts
  payable and accrued expenses
  related to development activities        (1,233)            -              173

Net cash flows from investing activities     8,659      (1,691)        (472,591)

Cash flows from financing activities:
Issuance of bonds payable                        -            -          371,500
Proceeds from issuance of capital stock          -            -               29
Additional paid-in capital                       -            -          123,807
Bond issue costs                             (173)            -         (13,590)
Accrued expense related to financing
  activities                                 (279)            -                -
Advances from an affiliate                     423        1,141            1,496

Net cash flows from financing
  activities                                  (29)       1,141           483,242

Net increase (decrease) in cash
  and cash equivalents                         (5)        (550)            1,691

Cash and cash equivalents at
  beginning of period                        1,696          550                -

Cash and cash equivalents at
  end of period                            $ 1,691      $     -        $   1,691


The accompanying notes are an integral part of these financial statements.


            CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________


1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three months and six months ended June 30, 1996, and the period from inception (September 21, 1994) to June 30, 1996, and cash flows for the six months ended June 30, 1996 and 1995 and the period from inception (September 21, 1994) to June 30, 1996.

The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The Company did not have any revenues or expenses until the fourth quarter of 1995.

2.   Other Footnote Information:

Reference is made to the Company's December 31, 1995 audited financial statements included in Amendment No. 3 to the Form S-4 dated April 30, 1996 that included information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as
Note 3 to the financial statements included in that report.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________


Results of Operations:

The Company is in the construction stage and has not yet started commercial operations as of June 30, 1996. The quarter and year to date revenue ended June 30, 1996 of $6,321 and $13,268 consists of interest income from bond proceeds and equity investments. The quarter and year to date interest expense ended June 30, 1996 of $11,415 and $22,868 less amounts capitalized of $691 and $1,198 and amortization of bond issue costs of $238 and $472 are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

The Company has a contract with the Philippine Government, through the National Irrigation Administration ("NIA") (a government-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement ("Agreement"), covering a 20-year cooperation period with "take-or-pay" obligations for water and electricity. At the end of the 20-year cooperation period, the Casecnan Multipurpose Irrigation and Power Project (the "Project") will be transferred to the Philippine Government at no cost. The Philippine Government also signed a performance undertaking which, among others, affirms and guarantees the obligations of NIA under the Agreement. Construction of the Project commenced in 1995 and such costs are included in the development costs account. The total project cost for the facility is approximately $495,000. The draws on the notes and bonds payable excluding interest expense payments were $10,700 and $16,300 for the three months and six months ended June 30, 1996, respectively.

             CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________


The Project is being constructed by Hanbo Corporation and Hanbo Engineering & Construction Co., Ltd. (formerly You One Engineering & Construction Co., Ltd.) (collectively, the "Contractor"), both of which are South Korean corporations, on a joint and several basis, pursuant to a fixed price (approximately $236,000), date-certain, turnkey construction contract (the "Turnkey Construction Contract"). The Contractor's obligations under the Turnkey Construction Contract are guaranteed by Hanbo Steel Company, Ltd. In addition, the Contractor's obligations under the Turnkey Construction Contract are collateralized by the unconditional, irrevocable standby letter of credit issued by Korea First Bank in the amount of approximately $118,000. The Company entered into an agreement for engineering services with Knight Piesold. Ltd. for a fee based on the provisions of that agreement.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Agreement and the performance undertaking, respectively. No shareholders, partners or affiliates of the Company, including CECI and Kiewit, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations except to the extent that the Company's stockholders have pledged their capital stock in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

NIA's payments of obligations under the Agreement are expected to be the Company's sole source of operating revenues. Because of


           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________


Liquidity and Capital Resources (continued):

the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the performance undertaking would significantly impair the ability of the Company to meet its existing and future obligations. Payments under the Agreement will be denominated in U.S. Dollars except for any VAT or other gross-up taxes, which are paid in Philippine Pesos.

On November 27, 1995, the Company issued $371,500 worth of notes and bonds to finance the construction of the Project. These consist of $75,000 Senior Secured Floating Rate Notes (FRNs) due 2002, $125,000 Senior Secured Series A Notes (Series A Notes) with interest at 11.45% due 2005 and $171,500 Senior Secured Series B Bonds (Series B Bonds) with interest at 11.95% due 2010. For the six months ended June 30, 1996, these debt securities had effective interest rates of 10.70%, 12.13% and 12.56% for FRNs, Series A Notes and Series B Bonds, respectively, inclusive of the effect of bond issue cost amortization. Quarterly interest payments for the FRNs commenced on February 15, 1996, and semiannual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996. Semiannual installments for principal payments will commence on November 15, 2000, May 15, 2003 and May 15, 2002 for the FRNs, Series A Notes and Series B Bonds, respectively.

The securities are senior debt of the Company and are secured by a collateral assignment of all revenues received from the Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of


            CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________


Liquidity and Capital Resources (continued):

interests of the Company. The securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any. The securities are subject to certain optional and mandatory redemption schemes as provided for in the offering circular.

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm's length transactions or agreements with affiliates; material change in Turnkey Construction Contract; and sale, lease, or transfer of properties material to the Project, among others.

The financial statements of the Company were prepared in United
States Dollar amounts. Gains or losses from translation of monetary assets and liabilities in foreign currencies are not material.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   PART II - OTHER INFORMATION


Item 1 -  Legal proceedings.

       Not applicable.

Item 2 -  Changes in Securities.

     Not applicable.

Item 3 -  Defaults on Senior Securities.

     Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5 -  Other Information.

     Not applicable.

Item 6 -  Exhibits and Reports on Form 8-K.

     Not applicable.
                           SIGNATURES


Pursuant   to   the  requirements  of  the  Securities  Exchange   Act   of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: August 12, 1996    /s/ John G. Sylvia
                        John G. Sylvia
                        Senior Vice President and
                        Chief Financial Officer



                        /s/ Gregory E. Abel
                        Gregory E. Abel
                        Senior Vice President, Chief Accounting
                        Officer and Controller