Form 10-Q
period 1996-08-14
CE CASECNAN WATER & ENERGY CO INC
filed 1996-08-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                            FORM 10-Q/A

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


                CE CASECNAN WATER AND ENERGY COMPANY, INC

                    UNAUDITED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share amounts)
                     ________________________________


                           Three Months  Six Months        From Inception
                          Ended June 30, Ended June 30,   (September 21, 1994)
                                1996         1996          to June 30, 1996

Revenues:
Interest and other income    $  6,321      $ 13,268         $ 15,762

Total revenues                  6,321        13,268           15,762

Costs and expenses:

Interest expense                11,415        22,868            27,218
Less interest capitalized        (691)       (1,198)           (1,284)
Amortization of bond issue
  costs                           238           472              548

Total cost and expenses        10,962        22,142           26,482

Loss before income taxes       (4,641)       (8,874)          (10,720)

Deferred income tax benefit     1,625         3,106            3,752

Net loss available to common
  stockholders               $ (3,016)     $ (5,768)         $ (6,968)

Net loss per share - primary  $  (3.93)     $  (7.52)        $ (11.16)

Average number of common and
  common equivalent shares
  outstanding                 767,162       767,162          624,689


The accompanying notes are an integral part of these financial statements.



                CE CASECNAN WATER AND ENERGY COMPANY, INC.
                    UNAUDITED STATEMENTS OF CASH FLOWS
                              (in thousands)
                     ________________________________


                              Six Months      Six Months      From Inception
                              Ended June 30, Ended June 30, (September 21, 1994)
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