Form 10-Q/A
period 1996-08-14
CE CASECNAN WATER & ENERGY CO INC
filed 1996-08-14
CIK 1006402

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

                            Form 10-Q/A

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



                CE CASECNAN WATER AND ENERGY COMPANY, INC.
                    UNAUDITED STATEMENTS OF CASH FLOWS
                              (in thousands)
                     ________________________________


                              Six Months      Six Months     From Inception
                              Ended June 30,  Ended June 30,(September 21, 1994)
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