Form 10-Q/A
period 1996-08-14
CE CASECNAN WATER & ENERGY CO INC
filed 1996-10-17
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                           FORM 10-Q/A
                         Amendment No. 2

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

                    6750 Ayala Avenue, 24th Floor
      Makati, Metro Manila Philippines           Not Applicable
     Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code   (632)892-0276

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

                           Form 10-Q/A
                         Amendment No. 2

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

 The accompanying notes are an integral part of these financial satements.

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