Form 10-Q
period 1996-11-06
CE CASECNAN WATER & ENERGY CO INC
filed 1996-11-06
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                       SEPTEMBER 30, 1996

                   COMMISSION FILE NO. 333-608

           CE CASECNAN WATER AND ENERGY COMPANY, INC.
     (Exact name of registrant as specified in its charter)

                    PHILIPPINES          Not Applicable
       (State or other jurisdiction of  (I.R.S. Employer
        incorporation or organization)   Identification No.)

       6750 Ayala Avenue, 24th Floor
       Makati, Metro Manila Philippines         Not Applicable
     (Address of principal executive offices)     (Zip Code)

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of September 30, 1996.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                       September 30, 1996
                          _____________

                         C O N T E N T S

                 PART I:  FINANCIAL INFORMATION             Page

Item 1.   Financial Statements

Report of Independent Accountants                           3

Unaudited Balance Sheet, September 30, 1996 and
  December 31, 1995                                         4

Unaudited Statements of Operations for the Three Months and
  Nine Months Ended September 30, 1996 and for the period
  from inception (September 21, 1994) to September 30,1996  5

Unaudited Statements of Cash Flows for the Nine Months Ended
  September 30, 1996 and 1995 and for the period from
  inception (September 21, 1994) to September 30, 1996      6

Notes to Financial Statements                               7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations             8-10

  PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                   11
Item 2. Changes in Securities                               11
Item 3. Defaults on Senior Securities                       11
Item 4. Submission of Matters to a Vote of
        Security Holders                                    11
Item 5. Other Information                                   11
Item 6. Exhibits and Reports on Form 8-K                    11

Signatures                                                  12

Exhibit 27                                                  13


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of September 30, 1996, and the related statements of operations for the three months and nine months ended September 30, 1996 and the period from inception (September 21, 1994) to September 30, 1996, and cash flows for the nine months ended
September 30, 1996 and 1995 and the period from inception (September 21, 1994) to September 30, 1996. The financial statements are the responsibility of the Company's management.

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


                              SYCIP, GORRES, VELAYO & CO.
                              An Arthur Andersen Member Firm

6760 Ayala Avenue
Makati City, Philippines
October 21, 1996

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     UNAUDITED BALANCE SHEET
                       September 30, 1996
           (with comparative audited figures for 1995)
       (in thousands, except share and per share amounts)
                ________________________________

                                     September 30,  December 31,
                                         1996          1995
ASSETS
Cash                                    $  1,643       $  1,696
Restricted cash and short-term
  investments                            135,330        235,851
Accrued interest and other receivables     5,755          2,820
Restricted investments                   298,962        238,465
Bond issue costs, net                     12,804         13,342
Development costs                         44,909          8,340
Deferred income tax                        5,179            646

 Total assets                           $504,582       $501,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses  $  18,314      $   5,951
Advances from an affiliate                   549          1,073
Notes and bonds payable                  371,500        371,500

 Total liabilities                       390,363        378,524

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.038
 per share, authorized 2,148,000
 shares, issued and outstanding
 767,162 shares at September 30, 1996
 and December 31, 1995, respectively          29             29
Additional paid in capital               123,807        123,807
Accumulated deficit                      (9,617)        (1,200)

 Total stockholders' equity              114,219        122,636

 Total liabilities and stockholders'
   equity                               $504,582       $501,160


The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

               UNAUDITED STATEMENTS OF OPERATIONS
       (in thousands, except share and per share amounts)
                ________________________________

                           Three Months   Nine Months      From Inception
                               Ended         Ended      (September 21, 1994)
                           September 30,  September 30,    to September 30,
                                1996          1996               1996
Revenues:
Interest and other income  $     6,438     $  19,706        $  22,200

Total revenues                   6,438        19,706           22,200

Costs and expenses:

Interest expense                11,439       34,307         38,657
Less interest capitalized       (1,164)      (2,362)        (2,447)
Amortization of bond issue
  costs                            238          710            786

Total cost and expenses         10,513       32,655         36,996

Loss before income taxes        (4,075)     (12,949)       (14,796)

Deferred income tax benefit      1,426        4,532          5,179

Net loss to common
  stockholders               $  (2,649)   $  (8,417)     $  (9,617)

Net loss per share - primary $   (3.45)   $  (10.97)     $  (14.97)

Average number of common and
  common equivalent shares
  outstanding                   767,162      767,162       642,498


The accompanying notes are an integral part of these financial statements.

             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                 UNAUDITED STATEMENTS OF CASH FLOWS
                           (in thousands)
                  ________________________________


                                        Nine Months     Nine Months       From Inception
                                           Ended           Ended        (September 21, 1994)
                                        September 30,   September 30,    to September 30,
                                           1996             1995                 1996
Cash flows from operating activities:
Net loss                                 $ (8,417)     $        -     $ (9,617)
Adjustments to reconcile net cash
 flow from operating activities:
  Provision  for  deferred income
    tax benefit                            (4,532)              -       (5,179)
 Amortization of bond issue costs             710               -          786
 Increase in accrued interest and
   other receivables                       (2,935)              -       (5,755)
 Increase in accounts payable and
   accrued expenses                        11,450               -       15,715
Net cash flows from operating activities   (3,724)              -       (4,050)

Cash flows from investing activities:
Additions to development costs            (36,569)          (2,480)    (44,909)
Decrease (increase) in restricted
 cash and short-term investments100,521         -         (135,330)
Increase in restricted investments        (60,497)               -    (298,962)
Increase in accounts payable and accrued
  expenses related to development
  activities                                1,193                -       2,599

Net cash flows from investing activities    4,648           (2,480)   (476,602)

Cash flows from financing activities:
Issuance of bonds payable                       -                -     371,500
Proceeds from issuance of capital stock         -                -          29
Additional paid-in capital                      -                -     123,807
Bond issue costs                             (173)               -     (13,590)
Accrued expense related to financing
  activities                                 (279)              25           -
Advances from (to) an affiliate              (525)           1,955         549

Net cash flows from financing activities     (977)           1,980     482,295

Net increase (decrease) in cash and
 cash equivalents                             (53)            (500)      1,643

Cash and cash equivalents at beginning
 of period                                  1,696              550           -

Cash and cash equivalents at end
  of period                          $      1,643      $        50  $    1,643

   The accompanying notes are an integral part of these financial statements.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________


1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three months and nine months ended September
30, 1996, and the period from inception (September 21, 1994) to September 30, 1996, and cash flows for the nine months ended
September 30, 1996 and 1995 and the period from inception (September 21, 1994) to September 30, 1996.

The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The Company did not have any revenues or expenses until the fourth quarter of 1995.

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


Results of Operations:

The Company is in the construction stage and has not yet started commercial operations as of September 30, 1996. The quarter and year to date revenue ended September 30, 1996 of $6,438 and $19,706 consists of interest income from cash received from bond proceeds and equity contributions. The quarter and year to date interest expense ended September 30, 1996 of $11,439 and $34,307 less amounts capitalized of $1,164 and $2,362 and amortization of bond issue costs of $238 and $710 are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

The Company has a contract with the Philippine Government, through the National Irrigation Administration ("NIA") (a government-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement ("Agreement"), covering a 20-year cooperation period with "take-
or-pay" obligations for water and electricity. At the end of the 20-year cooperation period, the Casecnan Multipurpose Irrigation and Power Project (the "Project") will be transferred to the Philippine Government at no cost. The Philippine Government also signed a performance undertaking which, among others, affirms and guarantees the obligations of NIA under the Agreement.
Construction of the Project commenced in 1995 and such costs are included in the development costs account. The total project cost for the facility is approximately $495,000. The draws on the notes and bonds payable excluding interest expense payments were $17,712 and $34,012 for the three months and nine months ended September 30, 1996, respectively.

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

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Agreement and the performance undertaking, respectively. No shareholders, partners or

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________


Liquidity and Capital Resources: (continued)

affiliates  of  the Company, including CalEnergy and Kiewit,  and  no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations except to the extent that the Company's stockholders have pledged their capital stock in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

NIA's payments of obligations under the Agreement are expected to be the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Agreement and any material
failure   of   the  Republic  of  the  Philippines  to  fulfill   its
obligations under the performance undertaking would significantly impair the ability of the Company to meet its existing and future obligations. Payments under the Agreement will be denominated in U.S. Dollars except for any VAT or other gross-up taxes, which are paid in Philippine Pesos.

On  November  27, 1995, the Company issued $371,500  worth  of  notes and bonds to finance the construction of the Project. These consist of $75,000 Senior Secured Floating Rate Notes (FRNs) due 2002, $125,000 Senior Secured Series A Notes (Series A Notes) with interest at 11.45% due 2005 and $171,500 Senior Secured Series B Bonds (Series B Bonds) with interest at 11.95% due 2010. For the nine months ended September 30, 1996, these debt securities had effective interest rates of 9.85%, 12.95% and 13.42% for FRNs, Series A Notes and Series B Bonds, respectively, inclusive of the effect of bond issue cost amortization. Quarterly interest payments for the FRNs commenced on February 15, 1996, and semiannual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996. Semiannual installments for principal payments will commence on November 15, 2000, May 15, 2003 and May 15, 2002 for the FRNs, Series A Notes and Series B Bonds, respectively.

The securities are senior debt of the Company and are secured by a collateral assignment of all revenues received from the Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property. The securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any.


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

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution,
or   any   significant  change  in  corporate  structure;   non-arm's
length transactions or agreements with affiliates; material change in the Turnkey Construction Contract; and sale, lease, or transfer of properties material to the Project, among others.

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



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date:  November 6, 1996     /s/ Gregory E. Abel
                            Gregory E. Abel
                            Executive Vice President and
                            Chief Accounting Officer


                            /s/ John  G. Sylvia
                            John G. Sylvia
                            Senior Vice President and
                            Chief Financial Officer