Form 10-K
CE CASECNAN WATER & ENERGY CO INC
filed 1997-03-28
CIK 1006402

TABLE OF CONTENTS
PART I                                                         1
ITEM 1.  BUSINESS                                              1
 GENERAL                                                       1
 EXCHANGE OFFER                                                1
 PROJECT                                                       2
 THE EXPANDING PHILIPPINE AGRICULTURE SECTOR AND POWER MARKETS 4
 AGRICULTURE                                                   4
 POWER                                                         5
TERMS OF THE SECURITIES                                        5
 GENERAL                                                       5
 PAYMENT OF PRINCIPAL AND INTEREST                             6
 PRIORITY OF PAYMENTS                                          7
 DEBT SERVICE RESERVE FUND                                     7
 OPTIONAL REDEMPTION                                           8
 MANDATORY REDEMPTION                                          8
 CHANGE IN CONTROL PUT                                         8
 DISTRIBUTIONS                                                 8
 RANKING AND SECURITY FOR THE SECURITIES                       9
 RATINGS                                                       9
 NATURE OF RECOURSE ON THE SECURITIES                          9
 INCURRENCE OF ADDITIONAL DEBT                                 9
 PRINCIPAL COVENANTS                                          11
 INSURANCE                                                    11
 REGULATORY MATTERS                                           11
 EMPLOYEES                                                    11
ITEM 2.  PROPERTIES                                           12
ITEM 3.  LEGAL PROCEEDINGS                                    12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  12
PART II                                                       13
ITEM 5.  MARKET FOR COMPANY'S EQUITY AND RELATED STOCKHOLDER
MATTERS                                                        13
ITEM 6.  SELECTED FINANCIAL DATA                               13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           16
          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS             17
          BALANCE SHEETS                                       18
          STATEMENTS OF OPERATIONS                             19
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY        20
          STATEMENTS OF CASH FLOW                              21
          NOTES  TO FINANCIAL STATEMENTS                       22
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                            28
PART III                                                       29
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY      29
ITEM 11.  EXECUTIVE COMPENSATION                               31
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT                                                     31
 DESCRIPTION OF CAPITAL STOCK                                  31
 PRINCIPAL HOLDERS                                             31
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       32
SIGNATURES                                                     33
INDEX TO EXHIBITS                                              34


               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1996
                 Commission File No. 333-00608

           CE CASECNAN WATER AND ENERGY COMPANY, INC.
     (Exact name of registrant as specified in its charter)

               Philippines                        Not applicable
               (State or other                    (IRS Employer
               jurisdiction of incorporation      Identification No.)
               or organization)

               6750 Ayala Avenue, 24th Floor,          Not applicable
               Makati, Manila, Philippines               (Zip Code)
               (Address of principal executive offices)

Registrant's telephone number, including area code:  (632) 892-0276

Securities registered pursuant to Section 12(b) of the Act:  N/A

Securities registered pursuant to Section 12(g) of the Act:  N/A

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               Yes    X            No______

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      All Common Stock of the Company is held by the original shareholders. Accordingly there is no market value.

      767,162 shares of Common Stock, $0.038 par value, were outstanding on March 17, 1997.

     Documents incorporated by reference:  N/A


PART I

Item 1.  Business

General

     CE Casecnan Water and Energy Company, Inc. ("Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan Project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). The Company is an indirect subsidiary of CalEnergy Company, Inc. ("CalEnergy") and Peter Kiewit Sons, Inc. ("Kiewit"). Currently CalEnergy and Kiewit collectively own approximately 70% of the
Company. Each of two minority shareholders of the Company currently owns approximately 15% of the outstanding capital stock of the Company. The shares held by the minority shareholders may be reduced in certain circumstances and such reduction would result in a corresponding increase in the number of shares of the Company held by affiliates of CalEnergy and Kiewit.

      CalEnergy  was  formed  in  1971  and  is  engaged  in  the exploration for, and development and operation of, environmentally responsible independent power production facilities worldwide utilizing geothermal resources or other energy sources, such as hydroelectric, natural gas, oil and coal. CalEnergy is an international provider of energy services, with over 5,000 net MW of electrical generating capacity in operation, under construction or in development in the United States, the Philippines, Indonesia and the United Kingdom. CalEnergy is publicly traded on the New York, London and Pacific stock exchanges under the symbol "CE", and has a current market capitalization of approximately $2 billion and had assets of approximately $5.7 billion as of December 31, 1996. Kiewit is a large privately held construction, mining and telecommunications company with hydroelectric, mining and tunneling experience and 1996 revenues of approximately $3 billion and is headquartered in Omaha, Nebraska. Kiewit beneficially owns approximately 32% of CalEnergy's common stock through indirect subsidiaries.

      The Securities (described herein) are recourse only to  the
Company.   Neither CalEnergy nor Kiewit have guaranteed  directly
or   indirectly  the  payment  or  performance  of  any   company
obligations.

      The Company's principal executive office is located at 6750 Ayala Avenue, 24th Floor, Makati, Metro Manila, Philippines, and its telephone number is 632 892 0276. The Company's principal office will be located in Pantabangan in the Province of Nueva Ecija, Philippines.

Exchange Offer

      In June 1996, the Company exchanged (i) $125,000,000 aggregate principal amount of Series A Securities for an equal principal amount of New Series A Securities, and (ii) $171,500,000 aggregate principal amount of Series B Securities for an equal amount of New Series B Securities. The Series A Securities and Series B Securities are sometimes referred to herein as the "Old Securities", and the New Series A Securities and the New Series B Securities are sometimes referred to herein as the "New Securities". The New Securities are the obligations of the Company evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New
Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and (ii) the New Securities will not provide for any increase in the interest rate thereon.

      Simultaneously with the offering of the Old Securities the Company also issued and sold $75,000,000 aggregate principal amount of LIBOR Plus 3.00% Senior Secured Floating Rate Notes Due November 15, 2002 ("FRNs") that rank pari passu with and share the collateral on a pro rata basis with the Old Securities and the New Securities and are entitled to the benefits of the Indenture and the Depositary Agreement. The Old Securities, New Securities, FRNs and Additional Securities are collectively referred to herein as the "Securities".

Project

      The Casecnan Project is located in the central part of the island of Luzon. It will consist generally of diversion structures in the Casecnan and Denip Rivers that will divert water into a tunnel of approximately 23 kilometers (including the intake adit from the Denip to the Casecnan River), with a diameter of approximately 6.5 meters. The tunnel will transfer the water from the Casecnan and Denip Rivers into the Pantabangan Reservoir for irrigation and hydroelectric use in the Central Luzon area. An underground hydroelectric powerhouse located at the end of the water tunnel and before the Pantabangan Reservoir will house a power plant consisting of approximately 150 MW of newly installed rated electrical capacity. A tailrace discharge tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines.

     In early 1994, President Fidel Ramos recognized the need for an irrigation and hydroelectric project that would provide increased water flows for irrigation to the rice growing area of Central Luzon, would be environmentally sound, technically feasible and economically viable, and would involve no flooding or relocation of local residents. At that time, he directed the Philippine Department of Agriculture and NPC to work together with other interested agencies to develop a combined irrigation and hydroelectric project. Shortly thereafter, the Philippine government was approached by the Company with a proposal for a project to be developed in the Casecnan area on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company as developer would agree to build, own and operate the Casecnan Project during an approximately four-year construction period and a twenty-year cooperation period, after which ownership and operation of the Project would be transferred to the Philippine National Irrigation Administration ("NIA") and NPC at no cost. After conclusion of a public solicitation for competing proposals, NIA selected the Company as the BOOT developer and entered into the Project Agreement with the Company. The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines.

      CE Casecnan is developing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over an estimated four-year construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electric energy it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues.

      The Project Agreement provides for additional compensation to CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippines political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buy out price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

      The Republic of the Philippines has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

      NIA's payment obligations under the Project Agreement are expected to be the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its obligations under the Securities.

      The Casecnan Project is being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering &
Construction Co. Ltd. (formerly known as You One Engineering & Construction Co., Ltd., and herein referred to as "HECC"), both of which are South Korean corporations, pursuant to a fixed-price, date-certain, turnkey construction contract (the "Turnkey Construction Contract"). Hanbo Corporation and HECC (sometimes collectively referred to as the "Contractor") are under common ownership control. Hanbo Corporation is an international construction company. HECC, which recently emerged from a court-administered receivership, is a contractor with over 25 years experience in tunnel construction, using both the drill-and-blast and tunnel boring machine ("TBM") methods.

      The Contractor's obligations under the Turnkey Construction Contract are guaranteed by Hanbo Iron & Steel Company, Ltd.
("Hanbo Steel"), a large South Korean steel company. In addition, the Contractor's obligations under the Turnkey Construction Contract are secured by an irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million. The total cost of the Casecnan Project, including development, construction, testing and startup, is estimated to be approximately $495 million.

       Early  in  1997,  CE  Casecnan  was  advised  that   Hanbo
Corporation and Hanbo Steel had each filed to seek court receivership protection in Korea but that HECC had not filed for receivership protection and was believed to be solvent. In March 1997, the Company was informed that HECC filed for receivership protection. CE Casecnan has recently received confirmation from HECC that it intends to fully perform its obligations under the Turnkey Construction Contract and complete the Casecnan Project on schedule and within the budget. However, although HECC is currently performing the work, no assurances can be given that HECC will remain able to perform fully its obligations under the Turnkey Construction Contract.

      CE Casecnan is presently reviewing its rights, obligations and potential remedies in respect of the recent developments regarding the co-Contractor and the guarantor and is presently unable to speculate as to the ultimate effect of such developments on CE Casecnan.

      KFB has recently reconfirmed to CE Casecnan that it will honor its obligations under the Casecnan Project letter of credit and also has stated its support for the successful completion of the Casecnan Project and has previously offered to extend a working capital facility to HECC. However, until a receiver for HECC is appointed, it is unclear whether such a working capital facility can be utilized and whether there will be any constraints imposed on HECC's performance of the work. Moody's Investors Service recently issued a ratings downgrade of KFB's senior debt from Baa1 to Baa2.

      CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500,000 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture"). Although no default has yet occurred under the Casecnan Indenture as a result of the announced receivership of HECC, CE Casecnan will continue to closely monitor the Hanbo group and KFB developments and project construction status and develop appropriate contingency plans.

      If Contractor materially fails to perform its obligations under the Turnkey Construction Contract or if KFB were to fail to honor its obligations under the Casecnan letter of credit, such actions could have a material adverse effect on the Casecnan Project and CE Casecnan.

     The Casecnan Project will capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds will allow electrical energy to be generated at a new 150 MW rated capacity power plant, which will be constructed in a powerhouse cavern located at the end of the water tunnel. Since the water has been determined to remain suitable for irrigation throughout the Casecnan Project operations of capturing, diverting and transferring the water, other than removing sediments at the diversion structures, no treatment will be required. Once in the reservoir at Pantabangan, the water will be under the control of, and for the use of, NIA.

      The Casecnan Project's diversion structures will be capable of storing flows from the Casecnan and Denip Rivers over a number of hours, and then discharging that stored water through the transbasin tunnel and new powerhouse during the 12 hours (8:00 a.m. through 8:00 p.m.) coinciding with peak electrical demand hours. Tunnel flows and water depths behind the diversion structures will be regulated by in-tunnel valves in front of the powerhouse turbines controlled by the operators at the powerhouse control room.

      The Company has applied for all material permits required for the construction of the Project and has obtained or expects to receive all these permits. The Company also has applied for or expects at the appropriate time to apply for, and it either has obtained or expects to receive by the relevant time, all permits necessary during the course of construction and to operate the Casecnan Project in accordance with the Project Agreement. Many permits contain conditions, and are subject to laws, legal interpretations or policies that could change.

      As with any major construction effort, the construction of the Casecnan Project involves various uncertainties, including availability of materials and labor, labor relations issues, possible inclement weather, unforeseen engineering, environmental or geological issues, and unanticipated difficulties in obtaining any of the requisite licenses or permits, any of which could give rise to delays or cost overruns or cause the Casecnan Project to perform at less than its expected level. In addition, there are no assurances that the Company will achieve the projected operational levels or that unexpected events will not interrupt development of the Casecnan Project or impede in any way the operations of the Casecnan Project once completed.

The Expanding Philippine Agriculture Sector and Power Markets

Agriculture

      The agricultural sector has played an important role in the sustained growth of the Philippines economy, accounting for approximately 23% of gross domestic product and employing approximately 46% of the economically active population in 1994. The Philippine government has a policy objective to provide necessary agriculture infrastructure for farmers to increase productivity of important agricultural crops, such as rice, in order to attain self-sufficiency and eliminate the need to rely on imports of rice which consume foreign exchange reserves.

      NIA supports agricultural production and rural development by providing water and irrigation services to the Philippine agricultural sector. NIA is responsible for the implementation of irrigation development programs and the operation, maintenance and administration of all national irrigation systems in the Philippines. One of NIA's mandates is to provide and facilitate the procurement and delivery of irrigation water to farmers in Central Luzon.

      The Casecnan watershed is one of the last remaining substantial sources of water available to provide irrigation water to Central Luzon, the most significant rice-producing region in the Philippines. NIA estimates that the Casecnan Project will divert sufficient water to irrigate the equivalent of at least 50,000 additional hectares of agricultural land in the Central Luzon Valley, which could produce an additional 465,000 tons or more of rice per year with a direct annual net production value to the Philippines of approximately 2.03 billion pesos (U.S. $80 million). The increased production resulting from the additional irrigation water is expected to contribute significantly to the Philippines' goal to become self-sufficient in rice production.

Power

      According  to  NPC's 1995 Power Development Program  (1995-
2005)("PDP"), industrial growth, a rising standard of living, and an expanding power distribution network have resulted in increased demand for electrical power in the Philippines by an average of 6% per year since 1987. NPC has projected that over the next ten years the need for additional generating capacity in the Philippines will exceed 14,000 MW.

      With NPC projecting that electricity demand will increase approximately 13% annually between 1996-2000 and approximately 11% annually for 2001-2005, the government of the Philippines has taken steps to accelerate private power investment in an attempt to enable supply to keep up with demand. As a result of government action, many new power projects have come on-line during the past two years, but capacity shortages are still anticipated over the next several years. Elimination of power shortages through increases in production from plans such as the Casecnan Project should contribute to further industrial growth and economic stability in the Philippines.

                     TERMS OF THE SECURITIES
General

      The New Securities were issued pursuant to the Exchange offer which applied to the recapitalization of $296,500,000 aggregate principal amount of the Old Securities. The New Securities will be obligations of the Company evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and
(ii) the New Securities will not provide for any increase in the interest rate thereon.

      Simultaneously with the offering of the Old Securities the Company also issued and sold $75,000,000 aggregate principal amount of LIBOR Plus 3.00% Senior Secured Floating Rate Notes Due November 15, 2002 ("FRNs") that rank pari passu with and share the collateral on a pro rata basis with the Old Security and the New Securities and are entitled to the benefits of the Indenture and the Depositary Agreement.

     The Securities are direct obligations of the Company, secured by the Company Collateral.




Payment of Principal and Interest

      Interest on the Old Securities and New Securities will be payable semiannually on each May 15 and November 15 (the "Old Securities and New Securities Interest Payment Date"), commencing May 15, 1996, to the registered Holders thereof at the close of business on the May 1 and November 1, as the case may be, preceding each Old Securities and New Securities Interest Payment Date. Holders of Old Securities whose Old Securities are accepted for exchange will not receive any payment in respect of accrual and unpaid interest on such Old Securities. The initial average life of the Series A Securities was 8.84 years, and the initial average life of the Series B Securities was 11.57 years.

     The $125,000,000 principal of the 11.45% New Series A
Securities due November 15, 2005 are payable in semiannual installments, commencing May 15, 2003, as follows:

                              Percentage of Principal
Payment Date                       Amount Payable

May 15, 2003                       13.50%
November 15, 2003                  13.50%
May 15, 2004                       17.00%
November 15, 2004                  17.00%
May 15, 2005                       19.50%
November 15, 2005                  19.50%

     The $171,500,000 principal of the 11.95% New Series B
Securities due November 15, 2010 are payable in semiannual installments, commencing May 15, 2002, as follows:

                              Percentage of Principal
Payment Date                       Amount Payable

May 15, 2002                       2.50%
November 15, 2002                  2.50%
May 15, 2003                       2.25%
November 15, 2003                  2.25%
May 15, 2004                       2.00%
November 15, 2004                  2.00%
May 15, 2005                       1.75%
November 15, 2005                  1.75%
May 15, 2006                       10.50%
November 15, 2006                  10.50%
May 15, 2007                       11.00%
November 15,  2007                 11.00%
May 15, 2008                       11.00%
November 15, 2008                  11.00%
May 15, 2009                       4.00%
November 15, 2009                  4.00%
May 15, 2010                       5.00%
November 15, 2010                  5.00%



      The FRNs, which were not a part of the Exchange Offer, rank pari passu with and share the collateral on a pro rata basis with the Old Securities and the New Securities, and are entitled to the benefits of the Indenture and the Depositary Agreement. The FRNs have been issued in the principal amount of $75,000,000, bear interest from their date of issuance at the rate equal to LIBOR plus 3.00% per annum, and have final maturity of principal of November 15, 2002.

     The principal of the FRNs will be payable in semiannual installments, commencing November 15, 2000, as follows:

                         Percentage of Principal
Payment Date                  Amount Payable

November 15, 2000                  25.00%
May 15, 2001                       19.50%
November 15, 2001                  20.00%
May 15, 2002                       18.00%
November 15, 2002                  17.50%

      Interest on the FRNs will be payable quarterly on each February 15, May 15, August 15, and November 15, commencing on February 15, 1996, to the registered Holders thereof at the close of business on the preceding February 1, May 1, August 1, and November 1, as the case may be. After Completion of the Casecnan Project (as defined in the Turnkey Construction Contract), the FRNs are subject to optional redemption, in whole or in part, pro rata, at par plus accrued interest upon 30 days notice, on any FRN interest payment date.

Priority of Payments

      Prior to Completion, all net proceeds of the Securities and any Liquidated Damages Proceeds will be deposited in the Construction Fund and disbursed to pay for budgeted construction or restoration costs, including interest and, if applicable, principal on the Securities.

      After Completion, except as otherwise provided for with respect to mandatory redemptions and Loss Proceeds, all revenues received by the Company from the Project will be paid into the Revenue Fund maintained by the Depositary (other than certain peso payments required to be used for VAT payments to the Republic of the Philippines). Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay Operating and Maintenance Costs; (b) to pay certain administrative costs of the agents for the Secured Parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities (including any increased costs necessary to gross up such payments for certain withholding taxes and other assessments to charges), and principal and interest on other Senior Debt, if any; (d) to cause the Debt Service Reserve Fund to equal the Debt Service Reserve Fund Required Balance, as defined below; (e) to pay indemnification expenses and other expenses to the Secured Parties and certain other costs, and (f) to the Distribution Fund or Distribution Suspense Fund, as applicable.

Debt Service Reserve Fund

      At Completion, the Company will establish a Debt Service Reserve Fund for the benefit of the Holders of the Securities, which will be funded in cash from any remaining shareholder capital contributions in the Capital Contribution Fund or, to the extent required, from operating revenues as described under "Priority of Payments" above. Such amounts will be deposited into the Debt Service Reserve Fund from time to time to the extent required to cause it to equal the Debt Service Reserve Fund Required Balance which is intended to approximate the highest amount of the payments of principal and interest to be made on the Securities during any semiannual period over the subsequent three years.


Optional Redemption

     On and after the seventh anniversary of the Closing, the Old
Series A Securities and New Series A Securities are subject to optional redemption, in whole and not in part, at par plus accrued interest to the Redemption Date.

      The Old Series B Securities and New Series B Securities are subject to optional redemption, at any time, in whole or in part, pro rata, at par plus accrued interest to the Redemption Date plus a premium, calculated to "make whole" to comparable U.S. treasury securities plus 150 basis points.

     After completion, the FRN's are subject to optional redemption, in whole or in part, pro rata at par plus accrued interest, on any FRN interest payment date.

     The Company also has the option to redeem the Securities, in whole or in part, at par plus accrued interest at any time if, as a result of any change in Philippine tax law or in the application or interpretation of Philippine tax law occurring after the date of issuance of the Securities, the Company is required to pay certain additional amounts described in the Indenture.


Mandatory Redemption

      The  Securities  are subject to mandatory  redemption,  pro rata, at par plus accrued interest to the Redemption Date, (a) upon the receipt by the Company of Loss Proceeds that exceed $15 million in respect of certain events of property or casualty loss or similar events, unless the funds are to be utilized by the Company for an Approved Restoration Plan; or (b) upon the receipt by the Company of proceeds realized in connection with a Project Agreement Buyout.

Change in Control Put

      Upon the occurrence of a Change of Control each Holder will have the right to require the Company to repurchase all or any part of such Holder's Securities at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase in accordance with the procedures set forth in the Indenture. There is no assurance that upon a Change in Control the Company will have sufficient funds to repurchase the Securities.

Distributions

      Prior to Completion, there will be no distributions to the Company or its shareholders. After Completion, distributions may be made only from and to the extent of monies on deposit in the Distribution Fund or Distribution Suspense Fund. Distributions are subject to the prior satisfaction of the following conditions:

      (a) the amounts contained in the Principal Fund and the Interest Fund will be equal to or greater than the aggregate scheduled principal and interest payments next due on the Securities;

     (b) no Default or Event of Default under the Indenture shall have occurred and be continuing;

      (c) the Debt Service Coverage Ratio for the preceding 12-month period is equal to or greater than 1.35 to 1 as certified by an officer of the Company;

      (d)   the  projected  Debt Service Coverage  Ratio  of  the
Securities for the succeeding 12-month period is equal to or greater than 1.35 to 1, as certified by an officer of the Company; and

     (e) the Debt Service Reserve Fund has a balance equal to or greater than the Debt Service Reserve Fund Required Balance.

Ranking and Security for the Securities

     The Old Securities and the FRNs were, and the New Securities and Additional Securities are, Senior Debt of the Company and are secured by (a) an assignment of all revenues received by the
Company from the Project; (b) a collateral assignment of all material contracts; (c) a Lien on any accounts and funds on deposit under the Depositary Agreement; (d) a pledge of approximately 100% of the capital stock of the Company, subject to release in certain circumstances relating to accessing political risk insurance for the benefit of the shareholders; and
(e) a Lien on all other material assets and property interests of the Company. The Securities will rank pari passu with and will share the Collateral on a pro rata basis with certain other Senior Secured Debt, if any (provided that the Debt Service Reserve Fund shall be collateral solely for the obligations under the Securities). The proceeds of any political risk insurance covering the capital investment will not be part of the collateral for the Securities. While under the Indenture the Company may incur certain Permitted Debt senior to the Securities, it has no present intention to do so.

Ratings

      Moody's and Standard & Poor's have assigned the Securities ratings of "Ba2" and "BB", respectively. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable Rating Agency, if, in such Rating Agency's judgment, circumstances so warrant. Recently, Standard & Poor's placed the Securities on CreditWatch with negative implications. Any such lowering, suspension or withdrawal of any rating may have a Material Adverse Effect on the market price or marketability of the Securities.

Nature of Recourse on the Securities

      The Company's obligations to make payments of principal or, premium, if any, and interest on the Old Securities and FRNs were, and on the New Securities and Additional Securities are, obligations solely of the Company secured solely by the
Collateral. Neither the shareholders of the Company nor any Affiliate, including CalEnergy and Kiewit, incorporator, officer, director or employee thereof or of the Company guaranteed the payment of the Old Securities, the New Securities or the FRNs, nor have any obligation with respect to payment of the Securities or Additional Securities, except to the extent that affiliates of CalEnergy and Kiewit who are stockholders of the Company have pledged their capital stock in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

Incurrence of Additional Debt

     The Company shall not incur any Debt other than "Permitted
Debt."  "Permitted Debt" means:

     (a)  The Securities;

      (b) After Completion, Debt incurred to finance the making of capital improvements to the Casecnan Project required to maintain compliance with applicable law or anticipated changes therein; provided that no such Debt may be incurred unless at the time of incurrence the Independent Engineer confirms as reasonable (i) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are reasonably expected to enable the Casecnan Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Company that demonstrate, after giving effect to the incurrence of such Debt, the minimum project Debt Service Coverage Ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such Debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the Final Maturity Date, will not be less than 1.3 to 1;

      (c) After Completion, Debt incurred to finance the making of capital improvements to the Casecnan Project not required by applicable law, so long as after giving effect to the incurrence of such Debt (i) no Default or Event of Default has occurred and is continuing, and (ii)(A) the Independent Engineer confirms as reasonable (I) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are technically feasible and prudent and
(II) the calculations of the Company that demonstrate, after giving effect to the incurrence of such Debt, (x) the minimum project Debt Service Coverage Ratio for the next four consecutive fiscal quarters, commencing with the quarter in which such Debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.4 to 1 and (y) the average projected Debt Service Coverage Ratio for all succeeding fiscal years until the Final Maturity Date will not be less than 1.7 to 1, or (B) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade.

      (d) After Completion, Working Capital Debt in an aggregate amount outstanding at any time not to exceed $5 million;

      (e) Debt incurred in connection with certain permitted interest rate and currency hedging arrangements;

      (f)   Subordinated  Debt from Affiliates  in  an  aggregate
amount  not to exceed $150 million prior to Completion  and  $100 million after Completion, which shall be used to finance capital, operating or other costs with respect to the Project;

     (g) Debt incurred for purposes for which Permitted Liens may be incurred;

      (h) Debt contemplated to be incurred pursuant to the Casecnan Project Documents, including obligations in connection with any letter of credit in an aggregate amount outstanding at any time not to exceed $15 million;

      (i)   Purchase Money Debt and other ordinary  course  trade
Debt  to  support  operation  and  maintenance  of  the  Casecnan
Project,  in  an aggregate amount at any time not to  exceed  $35 million;

      (j) Permitted Refinancing Debt, if, as certified by an authorized officer of the Company at the time of incurrence,
(A)(i) after giving effect to the incurrence of such Debt, (x) the minimum projected Debt Service Coverage Ratio for the next four consecutive fiscal quarters in which such Debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.5 to 1, and (y) for each subsequent fiscal year through the Final Maturity Date, the average project Debt Service Coverage Ratio will not be less than 2.0 to 1, and
(ii) the final maturity and average life of the Debt incurred each exceed those of the Debt remaining, (B) each principal payment equals that of each corresponding principal payment of the Debt being replaced or (C) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade; and

      (k) Debt incurred by the Company prior to Completion as necessary for financing, engineering, construction, completion, testing and start-up of the Project in accordance with an Approved Completion Plan in order to achieve Completion ("Pre-Completion Additional Debt"), provided that (i) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade; or (ii)(A) the Independent Engineer has confirmed (subject to customary assumptions and qualifications) as reasonable the technical feasibility of the Approved Completion Plan including a certification that (subject to customary assumptions and qualifications) the net proceeds of such Debt and other funds available to the Company (from Liquidated Damages Proceeds or otherwise) are reasonably expected to be sufficient to fund the costs of reaching Completion; and
(B) the Company certifies at the time of incurrence (with customary assumptions and qualifications) that (x) the Approved Completion Plan is technically feasible and prudent, (y) after giving effect to the incurrence of such Debt, the minimum projected Debt Service Coverage Ratio for the four fiscal quarters commencing with the quarter that commences immediately after the projected date of commercial operation of the Casecnan Project, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.3 to 1, and (z) after giving effect to incurrence of such Debt, the average projected Debt Service Coverage Ratio for all succeeding Fiscal Years until the Final Maturity Date will not be less than 1.5 to 1.

Principal Covenants

     Principal covenants under the Indenture require the Company, subject to certain exceptions and qualifications, (a) not to incur (i) any Debt except Permitted Debt or (ii) any Lien upon any of its assets except Permitted Liens; (b) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (c) not to enter into non-arm's length transactions or agreements with Affiliates; (d) not to engage in any business other than as contemplated by the Indenture; (e) not to enter into certain change orders under the Turnkey Construction Contract or amend the Approved Construction Budget and Schedule (or an Approved Completion Plan), or amend, terminate or otherwise modify any material Project Document to which it is a party, except as permitted under the Indenture; (f) not to sell, lease or transfer any property or assets material to the Casecnan Project except in the ordinary course of business; (g) to construct the Casecnan Project in accordance with the Approved Construction Budget and Schedule; (h) to operate and maintain the Casecnan Project in accordance with the Approved Operation and Maintenance Budget;
(i)  to  maintain insurance as required under the Indenture;  and
(j) to enter into an interest rate agreement for the FRNs, within 30 days of Closing, at a LIBOR cap of up to 7.5%.

Insurance

     The Company maintains insurance with respect to the Casecnan Project of a type and in such amounts as are generally carried by companies engaged in similar businesses and owning similar projects that are financed in a similar manner. These coverages will include casualty insurance, including flood and earthquake coverage, business interruption insurance, primary and excess liability insurance, automobile insurance and workers compensation insurance. However, the proceeds of such insurance may not be adequate to cover reduced revenues, increased expenses or other liabilities arising from the occurrence of catastrophic events. Moreover, there can be no assurance that such insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which the Company will be insured will cover all losses. Nevertheless, the Company will not reduce or cancel coverages if the Insurance Consultant determines it is not reasonable to do so and insurance is available on commercially reasonable terms.

Regulatory Matters

The Company is subject to a number of Philippine statutory and regulatory standards and required and desirable approvals, including those relating to energy and environmental laws. Many permits and regulatory approvals are required and desirable for the construction and operation of the Casecnan Project. A number of these permits and regulatory approvals have not yet been obtained. Some of the permits and regulatory approvals that have been obtained contain conditions, and a number of the permits and approvals not yet obtained may contain conditions when they are issued. Delay in receipt of or failure to obtain these permits or approvals or to satisfy any of these conditions could delay completion of the construction of the Casecnan Project, restrict the operation of the Casecnan Project, or result in additional costs or taxes. The adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations, that modify the present regulatory environment could have a material adverse effect on the Company's ability to construct or operate the Casecnan Project and could trigger the Company's right to sell the Project to NIA. Upon such sale, the Securities will be subject to mandatory redemption.

Employees

     After Completion, the Casecnan Project is expected to employ approximately 25 people, consisting of operations, maintenance, logistics, compliance, and engineering personnel, including some personnel presently employed by CalEnergy, Kiewit or their respective Affiliates. At the powerhouse control room, personnel will monitor, direct and control the operations and maintenance of the whole Casecnan Project. The control room will be staffed 24 hours per day and will be the contact point for the Casecnan Project's customers and others. At the diversion structures, personnel will be responsible to ensure that the trash racks at the tunnel intakes are kept clean and maintained and that excessive sediment build-up behind the structure is prevented.

Item 2.  Properties

CE Casecnan does not separately own or lease office space but has arranged for a separate suite at the offices of CalEnergy's affiliate in Manila.

Item 3.  Legal Proceedings

      There is no litigation pending or, to the knowledge of the Company, threatened that, if adversely determined, would have a material adverse effect on the business, operations, properties or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item  5.   Market  for  Company's Equity and Related  Stockholder
Matters.

     Not Applicable.

Item 6.  Selected Financial Data

Dollars in Thousands Except Per Share Amounts


                                                  Year Ended December 31,
                                                  1996    1995      1994
Total revenue                                $ 25,611  $  2,494    $   ---
Expenses                                       42,852     4,340        ---
Loss before provision for income taxes        (17,241)   (1,846)       ---
Net loss to common stockholders               (13,211)   (1,200)       ---
Net loss per share - primary                   (17.22)    (2.09)       ---
Total assets                                  490,162   501,160      2,349
Total liabilities                             380,737   378,524      1,799
Notes and bonds payable                       371,500   371,500        ---
Stockholders' equity                          109,425   122,636        550

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations,
Dollars in thousands expect per share amounts

Results of Operations:

   The  Company  is  in the construction stage and  has  not  yet
started  commercial  operations as of  December  31,  1996.   The
quarter and year ended December 31, 1996 revenue of $5,905 and $25,611, respectively, consists of interest income from cash received from bond proceeds and equity contributions. The quarter and year ended December 31, 1996 interest expense of $11,439 and $45,746 less amounts capitalized of $1,481 and $3,843 and amortization of bond issue costs of $239 and $949 are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

      In November 1995 the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

      CE  Casecnan  which  is presently indirectly  owned  as  to approximately 35% of its equity by CalEnergy and approximately 35% by Kiewit, is developing the Casecnan Project under the terms of the Project Agreement ("Project Agreement") between CE
Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over an estimated four-year construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electric energy it purchases to the Philippine National Power Corporation ("NPC"), although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on the purchase of the electricity from NIA by NPC. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues.

    The Project Agreement provides for additional compensation to CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippines political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buy out price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest. At the end of the Casecnan Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

     The Republic of the Philippines has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

     The Casecnan Project is being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering &
Construction Co. Ltd. (formerly known as You One Engineering & Construction Co., Ltd., and herein referred to as "HECC"), both of which are South Korean corporations, pursuant to a fixed-price, date-certain, Turnkey Construction Contract (the "Turnkey Construction Contract"). Hanbo Corporation and HECC (sometimes collectively referred to as the "Contractor") are under common ownership control. Hanbo Corporation is an international construction company. HECC, which recently emerged from a court-administered receivership, is a contractor with over 25 years experience in tunnel construction, using both the drill-and-blast and tunnel boring machine ("TBM") methods.

     The Contractor's obligations under the Turnkey Construction Contract are guaranteed by Hanbo Iron & Steel Company, Ltd.
("Hanbo Steel"), a large South Korean steel company. In addition, the Contractor's obligations under the Turnkey Construction Contract are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118,000. The total cost of the Casecnan Project, including development, construction, testing and startup, is estimated to be approximately $495,000. The current capital structure consists of term loans of $371,500 and $123,836 in equity contributions. As of December 31, 1996 the Company has incurred costs of $63,359. Cash, restricted cash and restricted investments totaled $417,169 at December 31, 1996.

       Early  in  1997,  CE  Casecnan  was  advised  that   Hanbo
Corporation and Hanbo Steel had each filed to seek court receivership protection in Korea but that HECC had not filed for receivership protection and was believed to be solvent. In March 1997, the Company was informed that HECC filed for receivership protection. CE Casecnan has recently received confirmation from HECC that it intends to fully perform its obligations under the Turnkey Construction Contract and complete the Casecnan Project on schedule and within the budget. However, although HECC is currently performing the work, no assurances can be given that HECC will remain able to perform fully its obligations under the Turnkey Construction Contract.

     CE Casecnan is presently reviewing its rights, obligations and potential remedies in respect of the recent developments regarding the co-Contractor and the guarantor and is presently unable to speculate as to the ultimate effect of such developments on CE Casecnan.

     KFB has recently reconfirmed to CE Casecnan that it will honor its obligations under the Casecnan Project letter of credit and also has stated its support for the successful completion of the Casecnan Project and has previously offered to extend a working capital facility to HECC. However, until a receiver for HECC is appointed, it is unclear whether such a working capital facility can be utilized and whether there will be any constraints imposed on HECC's performance of the work. Moody's Investors Service recently issued a ratings downgrade of KFB's senior debt from Baa1 to Baa2.

     CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture"). Although no default has occurred under the Casecnan Indenture as a result of the announced receivership of Hanbo Corporation, CE Casecnan will continue to closely monitor the Hanbo group and KFB developments and project construction status and develop appropriate contingency plans.

     If Contractor materially fails to perform its obligations under the Turnkey Construction Contract and if KFB were to fail to honor its obligations under the Casecnan letter of credit, such actions could have a material adverse effect on the Casecnan Project and CE Casecnan.

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

      The financial statements of the Company were prepared in United States Dollar amounts. Gains or losses from translation of monetary assets and liabilities in foreign currencies are not material.
Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants

Balance Sheets, December 31, 1996 and 1995

Statements of Operations for the Years Ended
December 31, 1996 and 1995

Statements of Changes in Stockholders' Equity for the Period from Inception (September 21, 1994) to December 31, 1996

Statements of Cash Flows for the Years Ended December 31, 1996
and 1995 and for the Period from Inception (September 21, 1994)
to December 31, 1996

Notes to Financial Statements


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of December 31, 1996 and 1995, and the related statements of operations for the years then ended, changes in stockholders' equity for the period from date of inception (September 21, 1994) to December 31, 1996, and cash flows for the years then ended and for the period from inception (September 21, 1994) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the periods then ended, and the period from inception (September 21, 1994) to December 31, 1996, in conformity with accounting principles generally accepted in the United States of America.



                              SYCIP, GORRES, VELAYO & CO.
                              An Arthur Andersen Member Firm

6760 Ayala Avenue
Makati City, Philippines
January 16, 1997

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                         BALANCE SHEETS
        (in thousands, except share and per share amounts)
                ________________________________

                                     December 31,   December 31,

                                       1996            1995
ASSETS
Cash                                $         32       $  1,696
Restricted cash and short-term
  investments                            144,12 2       235,851
Accrued interest and other receivables     4,958          2,820
Restricted investments                   273,015        238,465
Bond issue costs, net                     12,566         13,342
Development costs                         50,793          8,340
Deferred income tax                        4,676            646

 Total assets                           $490,162       $501,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses  $   8,803       $  5,951
Advances from an affiliate                   434          1,073
Notes and bonds payable                  371,500        371,500

        Total liabilities                380,737        378,524

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.038 per share,
 authorized 2,148,000 shares, issued and
 outstanding 767,162 shares at December 31,
 1996 and December 31, 1995, respectively     29            29
Additional paid in capital               123,807       123,807
Accumulated deficit                      (14,411)       (1,200)

 Total stockholders' equity              109,425       122,636

 Total liabilities and stockholders'
   equity                               $490,162      $501,160

The accompanying notes are an integral part of these financial statements.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                    STATEMENTS OF OPERATIONS
       (in thousands, except share and per share amounts)
                ________________________________



                                  Year Ended           Year Ended
                                 December 31,         December 31,
                                    1996                 1995

Revenues:
Interest and other income         $25,611                 $ 2,494

Total revenues                     25,611                   2,494

Costs and expenses:

Interest expense                   45,746                   4,349
Less interest capitalized          (3,843)                    (84)
Amortization of bond issue costs      949                      75

Total cost and expenses            42,852                   4,340

Loss before income taxes          (17,241)                 (1,846)

Deferred income tax benefit         4,030                     646

Net loss to common stockholders  $(13,211)                $(1,200)

Net loss per share - primary     $ (17.22)                $ (2.09)
Average number of common and
  common equivalent shares
  outstanding                     767,162                 575,372


The accompanying notes are an integral part of these financial statements.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (September 21,1994)
                      to December 31, 1996
       (in thousands, except share and per share amounts)
                ________________________________


                            Outstanding         Additional
                              Common    Common   Paid-in    Accumulated
                              Shares    Stock    Capital      Deficit     Total

Balance,  September 21,  1994      -    $    -   $     -     $     -      $   -

Issuance of common shares at
  $0.038 par value           537,014        20       530           -        550

Balance, December 31, 1994   537,014        20       530           -        550

Additional issuance of
 stock (Note 7)             230,148          9         -           -          9

Additional paid-in
 capital (Note 5)                 -          -   123,277           -    123,277

Net loss                          -          -         -      (1,200)    (1,200)

Balance, December 31, 1995  767,162         29   123,807      (1,200)   122,636

Net  loss                         -          -         -     (13,211)   (13,211)

Balance, December 31,1996   767,162     $   29  $123,807    $(14,411)  $109,425

The accompanying notes are an integral part of these financial statements.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                         (in thousands)
                ________________________________

                                                                            From Inception
                                             Year Ended     Year Ended   (September 21, 1994)
                                             December 31,   December 31,     to December 31,
                                                1996           1995               1996
Cash flows from operating activities:
Net loss                                     $(13,211)       $(1,200)        $ (14,411)
Adjustments to reconcile net cash
 flow from operating activities:
 Provision for deferred income
  tax benefit                                  (4,030)          (646)           (4,676)
 Amortization of bond issue costs                 949             75             1,024
 Increase in accrued interest and
   other receivables                           (2,138)        (2,820)           (4,958)
 Increase in accounts payable and
   accrued expenses                             1,828          4,266             6,094

Net cash flows from operating
 activities                                   (16,602)          (325)          (16,927)

Cash flows from investing activities:
Additions to development costs                (42,453)        (6,541)          (50,793)
Decrease (increase) in restricted
 cash and short-term investments               91,729       (235,851)         (144,122)
Increase in restricted investments            (34,550)      (238,465)         (273,015)
Increase in accounts payable and accrued
 expenses related to development activities     1,303         1 ,406             2,709

Net cash flows from investing activities       16,029       (479,451)         (465,221)

Cash flows from financing activities:
Issuance of bonds payable                           -        371,500           371,500
Proceeds from issuance of capital stock             -              9                29
Additional paid-in capital                          -        123,277           123,807
Bond issue costs                                 (173)       (13,417)          (13,590)
Accrued expense related to financing activities  (279)           279                 -
Advances from an affiliate                       (639)          (726)              434

Net  cash flows from financing activities      (1,091)       480,922           482,180

Net increase (decrease) in cash and
 cash equivalents                              (1,664)         1,146                32
Cash and cash equivalents at beginning
 of period                                      1,696            550                 -
Cash and cash equivalents at end of period    $    32       $  1,696          $     32
Supplemental disclosure of cash flow information
Interest paid during the year
(net of amount capitalized)                  $40,074        $      -          $ 40,074

The accompanying notes are an integral part of these financial statements.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
       (in thousands, except share and per share amounts)
                ________________________________


1.   Organization

     The  Company  was registered with the Philippine  Securities and  Exchange Commission on September 21, 1994, with  a  fiscal year  which  ends on December 31.  Its primary  purpose  is  to
  design,   develop,  construct,  erect,  assemble,   commission,
  operate  and  own a hydroelectric power plant and  the  related facilities  for  conversion into electricity of water  provided by  and  under contract with the Philippine Government  or  any government-owned or controlled corporation.

     The  Company has a contract with the Philippine  Government,
  through   the  National  Irrigation  Administration  (NIA)   (a
  government-owned   and   controlled   corporation),   for   the
  development  and  construction of a hydroelectric  power  plant
  and   related  facilities  under  a  build-own-operate-transfer
  agreement, covering a 20-year cooperation period with "take-or-
  pay" obligations for water and electricity.  At the end of  the
  20-year  cooperation period, the combined  irrigation  and  150 net  MW  hydroelectric power generation project  (the  Casecnan
  Project)  will  be transferred to the Philippine Government  at
  no  cost.   The Philippine Government also signed a performance
  undertaking  which,  among others, affirms and  guarantees  the obligations  of  NIA under the contract.  Construction  of  the
  Casecnan  Project has commenced in 1995 and related  costs  are included in the Development Costs account.

     The Company is in the development stage and has not yet started commercial operations as of December 31, 1996.

     After  the  completion  of the aforementioned  project,  the
  Company  will  be owned as follows:  35% by CalEnergy  Company,
  Inc.  (CECI), through its wholly owned subsidiary, CE  Casecnan
  Ltd.;  35%  by  Kiewit Energy International  (Kiewit);  15%  by
  LaPrairie  Group Contractors (International) Ltd.  (LaPrairie);
  and  15% by San Lorenzo Ruiz Builders & Developers Group,  Inc.
  (San  Lorenzo  Ruiz),  subject to  adjustment  based  upon  the
  economics   of   the  Casecnan  Project  at   commencement   of
  commercial operations.

2.   United States Dollar Financial Statements

     The financial statements of the Company were prepared in United States dollar amounts. Gains or losses resulting from translation of monetary assets and liabilities in foreign currencies are not material.

3.   Summary of Significant Accounting Policies

  Restricted Cash and Short-term Investments
      Investments  other  than  restricted  cash  are   primarily
  commercial paper and money market securities.  Restricted  cash includes similar securities and mortgage-backed securities.

     The  Company classifies investments and accounts for changes in  their  fair  value in accordance with Financial  Accounting
  Standards (FAS) No. 115 "Accounting for Certain Investments  in
  Debt  and  Equity  Securities."   Since  the  Company  has  the
  positive  intent and ability to hold all of its investments  to
  maturity,  these  are  classified  as  held  to  maturity   and
  recorded   at   amortized  cost.   The   carrying   amount   of
  investments  as  of December 31, 1996 approximates  their  fair value  which  is based on quoted market prices as  provided  by the financial institution holding the investments.



  Bond Issue Costs
     Bond issue costs consist of costs incurred in the issuance of senior secured notes and bonds and are amortized over the term of the notes and bonds using the effective interest rate method.


  Development Costs
     Costs  related  to the development and construction  of  the
  hydroelectric   power   plant  and   related   facilities   are
  capitalized  and will be amortized over a period  of  20  years from the start of its commercial operations.

  Interest Capitalization
     Interest and other financial charges are capitalized as part of the cost of capital projects. Interest is capitalized to the extent of incurred construction and development costs.

  Foreign Exchange Transactions
     The  Company  prepares its financial  statements  in  United
  States  dollar  amounts.   Transactions  conducted  in  foreign
  currencies  (Philippine  pesos)  are  recorded  based  on   the
  prevailing  rates of exchange at transaction  dates.   Monetary
  assets   and  liabilities  denominated  in  foreign  currencies
  (Philippine pesos) are restated in the financial statements  at the exchange rates prevailing at the balance sheet date.

  Income Tax
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial reporting bases of assets and liabilities and their related tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets which is more likely than not that a tax benefit will not be realized.

  Notes and Bonds Payable
     The  Company  classifies  in notes  and  bonds  payable  and accounts  for  changes in their fair value in  accordance  with
  FAS   No.  107  "Disclosures  about  Fair  Value  of  Financial
  Instruments".  The carrying amount of the Company's  notes  and bonds  payable  is a reasonable estimate of its fair  value  as interest rates are variable based on prevailing market rates.

4.   Advances from an Affiliate

      This  account represents noninterest-bearing cash  advances
from CE Casecnan Ltd., a stockholder,              f
  for the construction of the Project.

5.   Notes and Bonds Payable

     On November 27, 1995, the Company issued US$371,500 worth of notes and bonds to finance t  he
  construction  of  the  Project.   These  consist  of  US$75,000
  Senior  Secured Floating Rate Notes (FRNs) due 2002; US$125,000
  Senior  Secured Series A Notes (Series A Notes)  with  interest at  11.45%  due  2005; and US$171,500 Senior Secured  Series  B
  Bonds  (Series B Bonds) with interest at 11.95% due 2010.   For
  the  year  ended  December 31, 1996, the notes  and  bonds  had effective interest rates of 9.29%, 12.12% and 12.56% for  FRNs,
  Series  A Notes and Series B Bonds, respectively, inclusive  of
  the   effect  of  bond  issue  cost  amortization.    Quarterly
  interest payments for the FRNs commenced on February 15,  1996, and  semiannual interest payments for Series A Notes and Series
  B Bonds commenced on May 15, 1996.

     Semiannual installments for principal payments will commence on  November  15, 2000, May 15, 2003 and May 15, 2002  for  the
  FRNs,  Series  A  Notes and Series B Bonds, respectively.   The
  repayment schedule is as follows:

          Floating Rates  Series A   Series B
              Notes        Notes      Bonds        Total

    2000     $18,750     $   ---    $    ---     $18,750
    2001      29,625         ---         ---      29,625
    2002      26,625         ---       8,575      35,200
    2003         ---      33,750       7,718      41,468
    2004         ---      42,500       6,860      49,360
    2005         ---      48,750       6,002      54,752
    2006         ---         ---      36,015      36,015
    2007         ---         ---      37,730      37,730
    2008         ---         ---      37,730      37,730
    2009         ---         ---      13,720      13,720
    2010         ---         ---      17,150      17,150
             $75,000    $125,000    $171,500    $371,500

     The securities are senior debt of the Company and are secured by an assignment of all revenues received from the Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company. The securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any. The securities are subject to certain optional and mandatory redemption schemes as provided for in the offering circular.

     The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure;
  non-arm's  length  transactions or agreements with  affiliates;
  material change in the Turnkey Construction Contract (see  Note
  8); sale, lease, or transfer of properties material to the Project, among others.

     In  connection with the foregoing secured indebtedness,  the
  Company,  on  November 27, 1995, entered  into  a  Deposit  and
  Disbursement   Agreement  with  Chemical   Trust   Company   of
  California  (Chemical Trust) and Kiewit whereby Chemical  Trust
  will  act  as  a  depositary  and a  collateral  agent.   As  a
  depositary   agent,  it  will  hold  moneys,  instruments   and
  securities  pledged  by  the Company to the  collateral  agent.
  The  terms  of  this  agreement require  the  establishment  of
  several  funds which include a Capital Contribution  Fund.   CE
  Casecnan  Ltd.  and  Kiewit  deposited  an  aggregate   capital
  contribution  of  approximately US$123,300 to  the  fund  which will  be  strictly used to fund the construction of the Project when  the proceeds from the Series A Notes and Series  B  Bonds have been fully utilized.

6.   Income Tax

     The Company's deferred tax asset amounting to $4,676 (net of valuation allowance of $2,004) and $646 as of December 31, 1996 and 1995, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development costs.

7.   Capital Stock

     On  October 26, 1995, the Company issued 230,148  shares  to
  LaPrairie   and   San  Lorenzo  Ruiz  out  of  the    Company's
  unsubscribed portion of its authorized capital stock.

     LaPrairie and San Lorenzo Ruiz initially formed a venture to pursue  the  opportunity  of  developing  a  water  and  energy project  in  the  Casecnan Basin.  After  securing  preliminary
  indications   of  interest  from  the  Philippine   Government,
  LaPrairie  and  San Lorenzo Ruiz sought out other  shareholders to  form  a  new entity capable of financing and  building  the
  Project.   In  consideration of their role  in  initiating  the
  Project  and delivering the opportunity to the Company and,  in
  the   case   of   San  Lorenzo  Ruiz,  performing   development
  assistance,   LaPrairie  and  San  Lorenzo  Ruiz  retained   an
  ownership interest in the Company.

8.    Commitments, Contingencies and Other Matters

     In  November  1995,  the Company closed  the  financing  and commenced  construction  of the Casecnan  Project,  a  combined irrigation  and  150 MW hydroelectric power generation  project
  (the  "Casecnan Project") located in the central  part  of  the
  island  of  Luzon  in  the Republic of  the  Philippines.   The
  Casecnan   Project   will   consist  generally   of   diversion
  structures  in the Casecnan and Denip Rivers that  will  divert
  water  into  a  tunnel  of approximately  23  kilometers.   The
  tunnel  will  transfer the water from the  Casecnan  and  Denip
  Rivers   in  the  Pantabangan  Reservoir  for  irrigation   and
  hydroelectric  use  in the Central Luzon area.  An  underground power  house located at the end of the water tunnel and  before the  Pantabangan Reservoir will house a power plant  consisting of  approximately  150 MW of newly installed  rated  electrical
  capacity.   A tailrace tunnel of approximately three kilometers
  will   deliver  water  from  the  water  tunnel  and  the   new
  powerhouse  to the Pantabangan Reservoir, providing  additional water  for  irrigation and increasing the potential  electrical generation  at two downstream existing hydroelectric facilities of the National Power Corporation of the Philippines ("NPC").

     The  Company is developing  the Casecnan Project  under  the terms  of  the  Project Agreement between the Company  and  the
  National Irrigation Administration ("NIA").  Under the  Project
  Agreement, the Company will develop, finance and construct  the
  Casecnan  Project  over  an  estimated  four-year  construction period,  and  thereafter own and operate the  Casecnan  Project
  for   20   years  (the  "Cooperation  Period").    During   the
  Cooperation  Period, NIA is obligated to accept all  deliveries of  water  and energy, and so long as the Casecnan  Project  is physically  capable of operating and delivering  in  accordance with  agreed  levels  set forth in the Project  Agreement,  NIA will  pay  the  Company a guaranteed fee for  the  delivery  of water  and  a  guaranteed fee for the delivery of  electricity, regardless  of  the  amount of water  or  electricity  actually
  delivered.    In  addition,  NIA  will  pay  a  fee   for   all
  electricity delivered in excess of a threshold amount up  to  a
  specified  amount.   NIA  will  sell  the  electric  energy  it
  purchases  to  NPC, although NIA's obligations to  the  Company
  under   the  Project  Agreement  are  not  dependent  on  NPC's
  purchase of the electricity from NIA.  All fees to be  paid  by
  NIA   to  the  Company  are  payable  in  U.S.  dollars.    The
  guaranteed  fees  for  the delivery of  water  and  energy  are
  expected   to  provide  approximately  70%  of  the   Company's
  revenues.

     The  Project  Agreement provides for additional compensation
  to   the   Company  upon  the  occurrence  of  certain  events,
  including increases in Philippine taxes and adverse changes  in
  Philippine   law.    Upon  the  occurrence   and   during   the
  continuance  of  certain force majeure events, including  those associated  with  Philippines  political  action,  NIA  may  be obligated  to  buy the Casecnan Project from the Company  at  a buy  out  price  expected  to be in  excess  of  the  aggregate principal  amount of the outstanding  Company debt  securities, together with accrued but unpaid interest.  At the end  of  the
  Cooperation  Period, the Casecnan Project will  be  transferred to  NIA  and NPC for no additional consideration on an "as  is"
  basis.

     The  Republic of the Philippines has provided a  Performance
  Undertaking  under  which NIA's obligations under  the  Project
  Agreement  are guaranteed by the full faith and credit  of  the
  Republic  of  the Philippines.  The Project Agreement  and  the
  Performance Undertaking provide for the resolution of  disputes
  by   binding   arbitration  in  Singapore  under  international
  arbitration rules.

     The  Casecnan Project is being constructed on  a  joint  and several  basis  by  Hanbo Corporation and Hanbo  Engineering  &
  Construction Co. Ltd. (formerly known as You One Engineering  &
  Construction  Co.,  Ltd., and herein referred  to  as  "HECC"), both  of  which  are South Korean corporations, pursuant  to  a fixed-price,  date-certain, turnkey construction contract  (the
  "Turnkey  Construction Contract").  Hanbo Corporation and  HECC
  (sometimes  collectively referred to as the  "Contractor")  are
  under  common  ownership  control.   Hanbo  Corporation  is  an
  international  construction  company.   HECC,  which   recently
  emerged   from   a   court-administered  receivership,   is   a
  contractor   with   over   25  years   experience   in   tunnel
  construction, using both the drill-and-blast and tunnel  boring machine ("TBM") methods.

     The  Contractor's obligations under the Turnkey Construction
  Contract  are  guaranteed by Hanbo Iron & Steel  Company,  Ltd.
  ("Hanbo  Steel"),  a  large  South Korean  steel  company.   In
  addition,  the  Contractor's  obligations  under  the   Turnkey
  Construction   Contract  are  secured  by   an   unconditional,
  irrevocable  standby  letter of credit issued  by  Korea  First
  Bank  ("KFB")  in the approximate amount of $118 million.   The
  total  cost  of  the  Casecnan Project, including  development,
  construction,   testing  and  startup,  is  estimated   to   be
  approximately $495 million.

     The Company was recently advised that Hanbo Corporation  and
  Hanbo   Steel   had  each  filed  to  seek  court  receivership
  protection  in  Korea.   At  the  present  time,  all  of   the
  construction  work on the Casecnan Project is  being  performed by  the  second  contractor  which  is  party  to  the  Turnkey
  Construction Contract, HECC.  Although HECC, Hanbo  Corporation
  and  Hanbo Steel are under common ownership control,  HECC  has not  filed  for receivership protection and is believed  to  be
  solvent.   However, no assurances can be given that  HECC  will
  not file for receivership due to the foregoing developments  or that  it  will  remain solvent and able to  perform  fully  its obligations under the Turnkey Construction Contract.

     The  work on the Casecnan Project, which commenced in  1995, is  presently  continuing on schedule and  within  the  budget.
  The  Company is presently reviewing its rights, obligations and potential  remedies  in  respect  of  the  recent  developments regarding  the co-Contractor and the guarantor and is presently
  unable  to  speculate  as  to  the  ultimate  effect  of   such
  developments  on  the  Company.   However,  the   Company   has
  recently  received confirmation from HECC that  it  intends  to fully  perform  its obligations under the Turnkey  Construction
  Contract  and  complete the Casecnan Project  on  schedule  and within  the  budget.  Additionally, it has been  reported  that
  the   South  Korean  government  has  informed  the  Philippine
  government   that  the  South  Korean  government   will   take
  appropriate  actions  to  support  HECC's  completion  of   the
  Casecnan Project.

     KFB  has  recently reconfirmed to the Company that  it  will honor  its  obligations under the Casecnan  Project  letter  of credit  and  also  has stated its support  for  the  successful
  completion   of   the  Casecnan  Project.    However,   Moody's
  Investors Service has recently issued a warning for a  possible rating  downgrade for Korea First Bank because of the  possible impact  of  the  Hanbo Steel receivership  on  the  substantial
  loans  KFB  previously  made  to Hanbo  Steel.   In  a  related
  development,   the   South  Korean  government   has   recently
  announced  that it would provide some funding to  assist  Hanbo
  Steel's  creditor banks (including Korea First  Bank)  and  its subcontractors.

     The  Company financed a portion of the costs of the Casecnan
  Project  through the issuance of $125,000 of its 11.45%  Senior
  Secured Series A Notes due 2005, $171,500 of its 11.95%  Senior
  Secured  Series  B  Notes due 2010, and  $75,000  of  its  FRNs
  pursuant  to an indenture dated November 27, 1995,  as  amended to  date  (the "Casecnan Indenture").  Although no default  has occurred  under  the  Casecnan Indenture as  a  result  of  the announced  receivership of Hanbo Corporation, the Company  will
  continue   to   closely  monitor  the  Hanbo  group   and   KFB
  developments  and  project  construction  status  and   develop
  appropriate contingency plans.

     If HECC were to materially fail to perform its obligations under the Turnkey Construction Contract and if KFB were to fail to honor its obligations under the Casecnan letter of credit, such actions could have a material adverse effect on the Casecnan Project and the Company. However, based on the information presently available to it, the Company does not presently expect that either such event will occur.

     CE  Casecnan's  ability  to make  payments  on  any  of  its existing  and future obligations is dependent on  NIA  and  the
  Republic  of  the Philippines' performance of their obligations under  the  Project Agreement and the Performance  Undertaking,
  respectively.   No shareholders, partners or affiliates  of  CE
  Casecnan,   including  CECI  and  Kiewit,  and  no   directors,
  officers  or employees of CE Casecnan will guarantee or  be  in any way liable for payment of CE Casecnan's obligations.  As  a result,  payment of CE Casecnan's obligations depends upon  the
  availability   of  sufficient  revenues  from   CE   Casecnan's
  business after the payment of operating expenses.

     NIA's  payments  of obligations under the Project  Agreement are  expected  to  be  CE Casecnan's sole source  of  operating
  revenues.   Because  of CE Casecnan's dependence  on  NIA,  any
  material  failure of NIA to fulfill its obligations  under  the
  Project  Agreement and any material failure of the Republic  of
  the   Philippines   to  fulfill  its  obligations   under   the
  Performance Undertaking would significantly impair the  ability of CE Casecnan to meet its existing and future obligations.

     There  were no material outstanding lawsuits as of  December
  31, 1996.

9.   Registration with the Board of Investments (BOI)

     The Company is registered with the BOI of the Philippines as a  new  operator  of a hydroelectric power plant  with  pioneer status  under  the Omnibus Investment Code of  1987  (Executive
  Order  No.  226).   Under  the terms of the  registration,  the
  Company  is  entitled to certain incentives  which  include  an income  tax  holiday for a minimum of six years; tax  and  duty free  importation of capital equipment; tax credits on domestic
  capital  equipment;  and  exemption  from  custom  duties   and
  national  internal  revenue  taxes  for  the  importation   and
  unrestricted   use   of  the  consigned   equipment   for   the
  development,  construction, start-up, testing and operation  of
  the   power  plant.   The  registration  also  requires,  among
  others,   the  maintenance  of  a  debt-to-equity   ratio   not
  exceeding   75:25  commencing  from  the  start  of  commercial
  operations.

Item  9:    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

         Not Applicable
PART III

Item 10.  Directors and Executive Officers of the Company

      The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

NAME                        AGE       POSITION

David  L.  Sokol            40   Director, Chairman and Chief Executive Officer
Donald M. O'Shei, Jr.       38   Director,  Vice  Chairman, President
                                 and Chief Operating Officer, Asia
Gregory  E. Abel            34   Executive Vice President and Chief
                                 Accounting Officer
Douglas L. Anderson         39   Assistant Vice President
Edward F. Bazemore          60   Vice President - Human Resources
Vincent R. Fesmire          56   Vice President - Construction
James A. Flores             43   Assistant Treasurer
Brian Hankel                34   Treasurer
Scott LaPrairie             39   Director
Steven A. McArthur          39   Director, Senior Vice President and
                                 General Counsel
Ruby S. Nitorreda           33   Director and Assistant Corporate Secretary
Elizabeth B. Opena          27   Director
Jose R. Sandejas            59   Director and Corporate Secretary
Robert  S.  Silberman       39   Senior Vice President,  Strategic Planning
                                 & Implementation
James D. Stallmeyer         39   Vice President and General Counsel, Asia
John  G.  Sylvia            39   Director, Senior Vice  President and
                                 Chief Financial Officer
Russ  L.  Tenney            43   Director and Vice President, Philippine
                                 Operations
Oscar Violago               52   Director

      Each  of  the  nine  directors of the  Company  is  elected
annually   and  holds  office  until  a  successor  is   elected.
Executive  officers are chosen from time to time by vote  of  the
Board  of  Directors.  Pursuant to the terms of the  Stockholders
Agreement, CE Casecnan Ltd. is entitled to elect four of the nine directors, KEIL Casecnan Ltd. is entitled to elect three  of  the directors,  and  each of the minority investors  is  entitled  to elect one director.

      David  L. Sokol.  In addition to serving as a Director  and
Chairman  and Chief Executive Officer of the Company,  Mr.  Sokol
has  been  a director of CalEnergy since March 1991 and currently the Chairman and Chief Executive Officer of CalEnergy.  Mr. Sokol
also held the title of President of CalEnergy from April 19, 1993 until  January 21, 1995.  Mr. Sokol was Chairman, President,  and
Chief  Executive  Officer of CalEnergy from February  1991  until
January  1992.   Mr. Sokol was the President and Chief  Operating
Officer,  as  well as a director, of JWP, Inc. from  January  27,
1992  until  October 1, 1992.  From November 1990 until  February
1991, Mr. Sokol was the President and Chief Executive Officer  of
Kiewit Energy, Inc.  From 1983 until November of 1990, Mr.  Sokol was  the President and Chief Executive Officer of Ogden Projects,
Inc.

     Donald M. O'Shei, Jr.  In addition to serving as a Director,
Vice Chairman and President and Chief Operating Officer, Asia of the Company, Mr. O'Shei is President and Chief Operating Officer of CalEnergy Asia. Mr. O'Shei joined the Company in August 1992.
Prior  to  1997, he served as General Manager_Indonesia and  Vice
President of CE International Investments, Ltd. for the  Company.
From 1991 to 1992, he was employed by Proven Alternatives Capital
Corporation as a Financial Analyst. Prior to 1991, Mr. O'Shei served in the U.S. Army in the Special Forces, Airborne and Pathfinder Units.

      Gregory E. Abel.  In addition to serving as Executive  Vice
President and Chief Accounting Officer of the Company,  Mr.  Abel
is  President and Chief Operating Officer of CalEnergy Europe and
Chief Accounting Officer of CalEnergy.  Mr. Abel joined CalEnergy
in  1992.   Mr. Abel is a Chartered Accountant and from  1984  to
1992  he was employed by Price Waterhouse.  As a Manager  in  the
San  Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

      Douglas  L. Anderson.   In addition to serving as Assistant
Vice  President for the Company, Mr. Anderson is General Counsel,
CalEnergy Americas and Assistant Secretary and Assistant  General
Counsel  of CalEnergy.  Mr. Anderson joined CalEnergy in February
1993.   From  1990  to 1993 Mr. Anderson was a business  attorney
with  Fraser, Stryker, Vaughn, Meusey, Olson, Boyer & Bloch, P.C.
in  Omaha and from 1987 through 1989 Mr. Anderson was a principal in  the  firm Anderson & Anderson.  Prior to that, from  1985  to
1987, he was an attorney for Foster, Swift, Collins & Coey,  P.C.
in Lansing, Michigan.

      Edward  F.  Bazemore.   In  addition  to  serving  as  Vice
President  - Human Resources for the Company, he also  serves  in the  same  capacity for CalEnergy.  Mr. Bazemore joined CalEnergy
in  July  1991.   Prior  to  that he was  Vice  President,  Human
Resources from 1989 to 1991 at Ogden Projects, Inc., Director  of
Human  Resources for Ricoh Corporation and Director of Industrial
Relations for Scripto, Inc.

      Vincent  R.  Fesmire.   In  addition  to  serving  as  Vice
President  -  Construction for the Company, Mr. Fesmire  is  Vice
President,  Construction  and  Engineering  for  CalEnergy.   Mr.
Fesmire  joined  CalEnergy in October 1993.  Prior  to  that  Mr.
Fesmire  was  employed  for  19 years  at  Stone  &  Webster,  an engineering firm.

      James  A.  Flores.   In  addition to serving  as  Assistant
Treasurer for the Company, Mr. Flores is Manager, Project Finance
for  CalEnergy.  Mr. Flores joined CalEnergy in May 1994.   Prior
to  that Mr. Flores was employed at Mellon Bank in Pittsburgh, PA from  1981 to 1994 and Citibank in 1980 and Manufacturers Hanover
Trust from 1977 to 1979.

      Brian Hankel.  In addition to serving as Treasurer for  the
Company,  he  also  serves in that capacity for  CalEnergy.   Mr.
Hankel  joined  CalEnergy in February 1992 as a Treasury  Analyst
and  became  Assistant  Treasurer  in  1996.   Prior  to  joining
CalEnergy, Mr. Hankel was employed at FirsTier Bank.

      Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive
Officer of the LaPrairie Group of Companies.

      Steven  A. McArthur.  In addition to serving as a Director,
Senior  Vice  President and General Counsel of the  Company,  Mr.
McArthur  is  a  Senior  Vice  President,  General  Counsel,  and
Secretary  of  CalEnergy.   Mr.  McArthur  joined  CalEnergy   in
February  of 1991.  From 1988 to 1991 he was an attorney  in  the
Corporate  Finance Group at Shearman & Sterling in San Francisco.
From  1984 to 1988, Mr. McArthur was an attorney in the Corporate
Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

     Ruby S. Nitorreda. In addition to serving as a Director and Assistant Corporate Secretary of the Company, Ms. Nitorreda is an attorney with the law firm of Quisumbing Torres & Evangelista.

      Jose R. Sandejas. In addition to serving as a Director and Corporate Secretary of the Company, Mr. Sandejas is a partner with the law firm of Quisumbing Torres & Evangelista.

      Robert S. Silberman.  In addition to serving as Senior Vice
President, Strategic Planning and Implementation of the  Company,
Mr.  Silberman  is Senior Vice-President - Strategic  Planning  &
Implementation  of  CalEnergy.   Mr.  Silberman  has  served   as
Executive  Assistant to the Chairman and Chief Executive  Officer
of  International  Paper,  as Director  of  Project  Finance  and
Implementation  for  the  Ogden Corporation,  and  as  a  Project
Manager in Business Development for Allied-Signal, Inc.   He  has
also served as the Assistant Secretary of the Army for the United
States Department of Defense.

      James  D.  Stallmeyer.   In addition  to  serving  as  Vice
President   and  General  Counsel,  Asia  of  the  Company,   Mr.
Stallmeyer is Assistant General Counsel of CalEnergy and  General
Counsel of CalEnergy Asia.  Mr. Stallmeyer joined the Company  in
1993.  Mr. Stallmeyer practiced in the public finance and banking areas  at Chapman and Cutler in Chicago from 1984 to 1987 and  in
the  corporate  finance department from 1989 to 1993.   Prior  to
that,  Mr.  Stallmeyer  was an attorney  in  the  public  finance department of the Chicago office of Skadden, Arps, Slate, Meagher
& Flom in 1987 and 1988 and was a legal writing instructor at the
University of Illinois College of Law in 1988 and 1989.

      John  G.  Sylvia.  In addition to serving  as  Senior  Vice
President and Chief Financial Officer of the Company, Mr.  Sylvia
is  a  Senior  Vice  President  and Chief  Financial  Officer  of
CalEnergy.   Mr. Sylvia joined CalEnergy in 1988.  From  1985  to
1988, Mr. Sylvia was a Vice President in the San Francisco office of  the  Royal Bank of Canada, with responsibility for  corporate and  capital  markets  banking.  From 1986 to  1990,  Mr.  Sylvia served  as  an  Adjunct  Professor of Applied  Economics  at  the
University of San Francisco.  From 1982 to 1985, Mr. Sylvia was a
Vice-President  with Bank of America National Trust  and  Savings
Association.

      Russ  Tenney.   In addition to serving as  Vice  President-
Philippine Operations and Director of the Company, Mr. Tenney  is
Vice-President/General  Manager,  Philippines  of  CalEnergy  and
previously served as a Vice President of Magma Power Company.

      Oscar Violago. In addition to serving as a Director of the Company, Mr. Violago is President of San Lorenzo Ruiz Builders and Developers Group, Inc. of Metro Manila, the Philippines.

Item 11.  EXECUTIVE COMPENSATION

      None of the executive officers or directors of the Company receives compensation from the Company for services as officers or directors of the Company. All directors are reimbursed for their expenses in attending board and committee meetings.

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Description of Capital Stock

     As of December 31, 1996, the authorized capital stock of the
Company consisted of 2,148,000 shares of common stock, par  value
1.00 peso per share (the "Common Stock"), of which 767,162 shares
were  outstanding.   There is no public trading  market  for  the
Common  Stock.  As of December 31, 1996 there were 13 holders  of record of the Common Stock.  Holders of Common Stock are entitled
to   one  vote  per  share  on  any  matter  coming  before   the
stockholders for a vote.

      The Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Holders

      The following table sets forth information with respect to the shares of common stock owned of record and beneficially by all persons who own of record or are know by the Company to own beneficially more than 5% of the common stock and by all directors and officers of the Company as a group.

                                                Number Of      Percentage Of
Name and Address of Owner                     Shares  Owned*  Common Stock Owned

1.  CE Casecnan, Ltd.(1)                          268,503         35%(2)
  a Bermuda corporation
  c/o Conyers Dill & Pearman
  Clarendon House
  P.O. Box 666
  Hamilton, Bermuda HM CX

2.  Kiewit Energy International (Bermuda) Ltd.(3)   268,502       35%(2)
  a Bermuda corporation
  c/o Appleby Spurling & Kempe
  Cedar House
  41 Cedar House HM 179
  Hamilton, Bermuda HM EX

3.  LaPrairie Group Contractors
  (International), Ltd.                            115,074        15%(4)
  a Barbados corporation
  c/o P.O. . Box 690C
  Bridgetown, Barbados

4. San Lorenzo Ruiz Builders and
   Developers Group, Inc.                          115,074        15%(4)
  a Philippine corporation
  Violago Compound
  222 East Rodriguez Avenue
  Quezon City, Philippines

*In addition, each director of the Company owns one share in the Company as required by Philippine law.

      (1)   CalEnergy  wholly owns CE International  Investments,
Inc., a Delaware corporation, which wholly owns CE Casecnan, Ltd., a Bermuda corporation, which is the registered owner of the shares.

      (2) Number of shares owned subject to upward adjustment based on projected level of financial return to CalEnergy from the Project calculated at the time of Completion.

     (3)  Kiewit, through subsidiaries, wholly owns Kiewit Energy
International (Bermuda) Ltd., a Bermuda corporation, which is the registered owner of the shares.

      (4) Number of shares owned subject to downward adjustment based on projected level of financial return to CalEnergy from the Project calculated at the time of Completion. Neither of the minority shareholders will have a major role in the development, construction or operation of the project.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not Applicable.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 1997.


                        CE  CASECNAN WATER AND ENERGY  COMPANY, INC.



                         By:  /s/ Steven A. McArthur
                              Steven A. McArthur
                              Director and Senior Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature               Title                                         Date

David L. Sokol*         Chairman of the Board  of  Directors,     March 27,1997
David L. Sokol          Chairman and Chief Executive Officer
                        (Principal Executive Officer)

Donald M. O'Shei Jr.*   Director, Vice Chairman and President     March 27, 1997
Donald M. O'Shei Jr.    and Chief Operating Officer, Asia

John G. Sylvia*         Chief Financial Officer (Principal        March 27, 1997
John G. Sylvia          Financial Officer)


Gregory E. Abel*        Chief Accounting Officer (Principal       March 27, 1997
Gregory E. Abel         Accounting Officer)

Steven A. McArthur      Director and Senior Vice President        March 27, 1997
Steven A. McArthur

Russ L. Tenney*         Director                                  March 27, 1997
Russ L. Tenney

Ruby S. Nitorreda*      Director and Assistant Secretary          March 27, 1997
Ruby S. Nitorreda


*By: /s/ Steven A. McArthur
  Steven A. McArthur
  Attorney-in-Fact

                        INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 the Company's Registration
           Statement on  Form  S-4,  as amended, dated January 25, 1996
           ("Form S-4").

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 the Company's Form S-4).

4.1(a) Trust Indenture, dated as of November 27, 1995, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit 4.1(a) the Company's Form S-4).

4.1(b)     First Supplemental Indenture, dated as  of  April
           10, 1996, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit
           4.1(b) to the Company's Form S-4).

4.2       Exchange and Registration Rights Agreement, dated as of
          November 27, 1995, by and among CS First Boston Corporation,
          Bear Stearns  & Co. Inc., Lehman Brothers  Inc.  and  the
          Company (incorporated by reference to Exhibit 4.2 the Company's Form S-4).

4.3 Collateral Agency and Intercreditor Agreement, dated as of November 27, 1995, by and among Chemical Trust Company of California, Far East Bank & Trust Company and the Company
          (incorporated by reference to Exhibit 4.3 the Company's Form S-4).

4.4       Mortgage and Security Agreement, dated as of  November
          10, 1995, by and among CE Casecnan Ltd., Kiewit Energy
          International (Bermuda) Ltd., La Prairie Group
          Contractors  (International) Ltd.,  San  Lorenzo  Ruiz
          Builders and Developers Group, Inc., Chemical Trust Company of California, Far East Bank & Trust Company and the Company
          (incorporated by reference to Exhibit 4.4 the Company's Form S-4).

4.6       Deposit  and  Disbursement  Agreement,  dated  as   of
          November 27, 1995, by and
          among   the   Company,  Chemical  Trust  Company   of
          California, Kiewit
          Energy  Company  and  the  Company  (incorporated  by
          reference to the Company's
          Form S-4).

4.7 Consent of NIA, dated as of November 10, 1995, to the assignment of the Amended and Restated Casecnan Project Agreement
          (incorporated by reference
          to Exhibit 4.7 to the Company's Form S-4).


4.8       Consent of the Republic of Philippines, dated November
          10, 1995, to the
          assignment of the Performance Undertaking and the Amended and
          Restated Casecnan Project Agreement (incorporated by reference to Exhibit 4.8 to the Company's Form S-4).


4.9 Consent of Hanbo Corporation and You One Engineering and Construction
          Company, Ltd., dated as of November 17, 1995, to the assignment of the Engineering, Procurement and Construction Contract
          (incorporated by reference
          to Exhibit 4.9 to the Company's Form S-4).

4.10 Consent of Hanbo Steel, dated as of November 17, 1995, to the assignment of the Guaranty of Engineering, Procurement and Construction Contract (incorporated by reference to Exhibit 4.10 to the Company's Form S-4).

4.11 Notification, dated as of November 27, 1995, from the Company to Korea
          First Bank, of the assignment of the Irrevocable Letter of Credit (incorporated by reference to Exhibit 4.11 to the Company's Form S-4).

10.1      Amended and Restated Casecnan Project Agreement, dated as of
          June   26,  1995,  between  the  National  Irrigation
          Administration and the Company  (incorporated by reference to Exhibit 10.1 the  Company's Form S-4).

10.2 Performance Undertaking, dated as of July 20, 1995, executed by the
          Secretary of Finance on behalf of the Republic of the Philippines (incorporated by reference to Exhibit 10.2 to the Company's Form S-4).

10.3 Engineering, Procurement and Construction Contract, dated as of
          October 10, 1995, by and among Hanbo Corporation,  You One
          Engineering  and Construction Company,  Ltd.  and  the Company
          (incorporated by reference to Exhibit 10.3 the Company's Form S-4)

10.4 Master Equipment Lease Agreement, dated as of November 1, 1995, between You One Engineering and Construction Company, Ltd.
          and the Company (incorporated by reference to Exhibit 10.4 the Company's Form S-4).

10.5      Sublease Agreement No. 1, dated as of November 1, 1995, between
          You One Engineering and Construction Company, Ltd. and the
          Company (incorporated by reference to Exhibit 10.5 the Company's Form S-4).

10.6 Guaranty of Engineering, Procurement and Construction Contract, dated as of November 13, 1995, by Hanbo Steel guaranteeing the performance of the obligations of Hanbo
          Corporation and You One  Engineering and Construction
          Company, Ltd.  under the
          Engineering Procurement and Construction Contract (incorporated by reference to Exhibit 10.6 to the Company's Form S-4).

10.7      Korea First Bank Irrevocable Letter of Credit issued to the Company
          in    the    aggregate    principal    amount    of
          U.S.$117,850,000.00 to support
          the  obligations  of  Hanbo Corporation  and  You  One Engineering
          and  Construction Company, Ltd. under the Engineering, Procurement and Construction Contract (incorporated by reference to
          Exhibit 10.7 to the Company's Form S-4).

24        Power of Attorney

27        Financial Data Schedule


