Form 10-Q
period 1997-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 1997-05-13
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON D.C.  20549
                                  ______________________

                                        FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934

                             For the quarterly period ended

                                      MARCH 31, 1997

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of March 31, 1997.

                 CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                   Form 10-Q

                                March 31, 1997
                                 _____________

C O N T E N T S

	PART I:  FINANCIAL INFORMATION			                                      Page

Item 1.	Financial Statements

Report of Independent Public Accountants	                               3

Balance Sheets, March 31, 1997 and December 31, 1996	                   4

Statements of Operations for the Three Months Ended March 31, 1997
and 1996	and for the period from inception (September 21, 1994)
to March 31,1997	                                                       5

Statements of Cash Flows for the Three Months Ended March 31, 1997
and 1996	and for the period from inception (September 21, 1994)
to March 31, 1997                                                     	 6

Notes to Financial Statements	                                          7-8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	                         9-10

	PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings	                                              11
Item 2.	Changes in Securities	                                          11
Item 3.	Defaults on Senior Securities	                                  11
Item 4.	Submission of Matters to a Vote of	Security Holders	            11
Item 5.	Other Information	                                              11
Item 6.	Exhibits and Reports on Form 8-K	                               11

Signatures		                                                            12

Exhibit 27		                                                            13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of March 31, 1997, and the related statements of operations for the three months ended March 31, 1997 and the period from inception (September 21, 1994) to March 31, 1997, and cash flows for the three months ended March 31, 1997 and the period from inception (September 21, 1994) to March 31, 1997. The financial statements are the responsibility of the Company's management.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 1996, and the related statements of operations for the year ended December 31, 1996, changes in stockholders' equity for the period from date of inception (September 21, 1994) to December 31, 1996 and cash flows for the year ended December 31, 1996, and for the period from inception (September 21, 1994) to December 31, 1996 (not presented separately herein) and, in our report dated January 16, 1997, we expressed an unqualified opinion on those financial statements.


SYCIP, GORRES, VELAYO & CO.



Makati City, Philippines
May 12, 1997


                  CE CASECNAN WATER AND ENERGY COMPANY, INC.

                              UNAUDITED BALANCE SHEET
                                  March 31, 1997
                   (with comparative audited figures for 1996)
               (in thousands, except share and per share amounts)
                           ________________________________


                                                   March 31,    	December 31,
                                           			       1997    	      1996

ASSETS
Cash		                                            $         55	$          32
Restricted cash and short-term investments	            150,226	      144,122
Accrued interest and other receivables	                  2,794	        4,958
Restricted investments	                                266,283	      273,015
Bond issue costs, net	                                  12,303	       12,566
Development costs                                      	58,906	       50,793
Deferred income tax	                                     6,013	        4,676

	Total assets	                                    $    496,580	$     490,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	            $     19,216	$       8,803
Advances from an affiliate                                	558          	434
Notes and bonds payable	                               371,500	      371,500

	Total liabilities	                                    391,274	      380,737

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.038 per share,
	authorized 2,148,000 shares, issued and
	outstanding 767,162 shares	                                29          	29
Additional paid in capital	                            123,807	     123,807
Accumulated deficit	                                   (18,530)	    (14,411)

	Total stockholders' equity	                           105,306 	    109,425

	Total liabilities and stockholders' equity	      $    496,580 	$   490,162

	The accompanying notes are an integral part of these financial statements


                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                       UNAUDITED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                        ________________________________


                             Three Months     Three Months    From Inception
                                Ended            Ended      (September 21, 1994)
                      			     March 31,	        March 31,       to March 31,
                      			        1997	            1996              1997

Revenues:
Interest and other income	    $  4,504 	      $ 	6,946 	          $ 32,609

Total revenues	 	                4,504 		        6,946 	 	          32,609

Costs and expenses:
Interest expense		              11,442		        11,452		            61,537
Less interest capitalized		     (1,746)		         (507)	           	(5,672)
Amortization of bond issue costs	  263 		          234 	       	     1,287

Total cost and expenses	  	      9,959 		       11,179 	 	          57,152

Loss before income taxes      		(5,455)       		(4,233)          		(24,543)

Deferred income tax benefit 	  	 1,336 	        	1,482          	 	  6,013

Net loss to common
 stockholders	                $ (4,119)	      $	(2,751)	          $(18,530)

Net loss per share - primary	 $  (5.37)	      $  (3.59)	          $ (27.76)

Average number of common and
	common equivalent shares
	outstanding		                 767,162 		      767,162 		          667,431


The accompanying notes are an integral part of these financial statements.



                 CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     UNAUDITED STATEMENTS OF CASH FLOWS
                               (in thousands)
                    ________________________________

                                       		Three Months			Three Months		  From Inception
                                           		Ended		      	Ended	    (September 21, 1994)
                                        		 March 31,   		March 31,	       to March 31,
                          	                  	1997      	   1996      	 	    	1997
Cash flows from operating activities:
Net loss	                               $   	(4,119)	 $    (2,751)	  $  	(18,530)
Adjustments to reconcile net cash
  flow from operating activities:
Deferred income tax benefit		                (1,336)       (1,482)	      	(6,013)
Amortization of bond issue costs	              	263		         234		        1,287
Decrease (increase) in accrued interest and
  other receivables	                         	2,164		      (2,801)   	   	(2,794)
Increase in accounts payable and
  accrued expenses		                          9,848 	    	 10,010 	  	    15,942
Net cash flows from operating activities		    6,820       		3,210 	     	(10,108)

Cash flows from investing activities:
Additions to development costs             		(8,113)		    (10,288)		     (58,906)
Decrease (increase) in restricted
  cash and short-term investments          		(6,104)      		7,400		     (150,226)
Decrease (increase) in restricted investments	6,732		         999	     	(266,283)
Increase (decrease) in accounts payable
  and accrued expenses related to
  development activities		                      564 		     (1,146)		      3,275
Net cash flows from investing activities		   (6,921)		     (3,035)	    	(472,140)

Cash flows from financing activities:
Issuance of bonds payable	                       	-           		-      		371,500
Proceeds from issuance of capital stock		         -		           -	           	29
Additional paid-in capital		                      -		           -	      	123,807
Bond issue costs		                                -		           -	      	(13,591)
Accrued expense related to financing activities 		-	        	(279)            	-
Advances from an affiliate		                    124	          164 		         558

Net cash flows from financing activities		      124       		 (115)		     482,303

Net increase (decrease) in cash and
  cash equivalents		                             23		          60		           55

Cash and cash equivalents at beginning
  of period		                                    32  		     1,696 		           -

Cash and cash equivalents at end of period	 $    55   	$    1,756 	  $        55
Supplemental disclosure of cash flow information
Interest paid (net of amount capitalized)	  $	 (152)	  $	     935	   $   	39,922

The accompanying notes are an integral part of these financial statements.

                      CE CASECNAN WATER AND ENERGY COMPANY, INC.

                              NOTES TO FINANCIAL STATEMENTS
                        (in thousands, except per share amounts)
                               ________________________________


1.	General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997, 1996 and the period from inception (September 21, 1994) to March 31, 1997, and cash flows for the three months ended March 31, 1997 and 1996 and the period from inception (September 21, 1994) to March 31, 1997.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.	Other Footnote Information:

Reference is made to the Company's December 31, 1996 audited financial statements included in Form 10-K dated March 28, 1997 that included information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as Note 3 to the financial statements included in that report.

3.  Commitments and Contingencies

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan is presently indirectly owned as to approximately 35% of its equity by CalEnergy Company, Inc. and approximately 35% indirectly owned by Peter Kiewit Sons' Inc. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are


CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share amounts)
________________________________

Commitments and Contingencies (continued)

South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract and CE Casecnan has entered into a new engineering, procurement and construction contract to complete the construction of the Casecnan Project. The Hanbo Contract has been terminated because of events of default under the contract including the fact that both HECC and Hanbo are insolvent and have filed for court receivership protection in the Republic of Korea. In connection with the Hanbo Contract termination, CE Casecnan made a draw under the irrevocable standby letter of credit issued by Korea First Bank ("KFB") as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarotti & C. Spa.



CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except per share amounts)
________________________________


Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue for the three months ended March 31, 1997 was $4,504 consisting of interest income from cash received from bond proceeds and equity contributions. For the three months ended March 31, 1997 interest expense for the three months was $11,442, interest capitalized was $1,746 and amortization of bond issue costs was $263 which relate to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan is presently indirectly owned as to approximately 35% of its equity by CalEnergy Company, Inc. and approximately 35% indirectly owned by Peter Kiewit Sons' Inc. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co. Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract because of events of default under the contract including the fact that both HECC and Hanbo are insolvent and have filed for court receivership protection in the Republic of Korea. In connection with the Hanbo Contract termination, CE Casecnan made a draw under the irrevocable standby letter of credit issued by Korea First Bank ("KFB") as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except per share amounts)
________________________________

Liquidity and Capital Resources: (continued)

CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarotti & C. Spa.

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

The debt securities contain customary events of default and restrictive covenants.

The financial statements of the Company were prepared in United States dollar amounts. Gains or losses from translation of monetary assets and liabilities in foreign currencies are not material.


CE CASECNAN WATER AND ENERGY COMPANY, INC.


PART II - OTHER INFORMATION


Item 1 -	Legal proceedings.

	Not Applicable; however, see Note 3 Commitments and Contingencies and Liquidity and Capital Resources.

Item 2 -	Changes in Securities.

		Not applicable.

Item 3 -	Defaults on Senior Securities.

		Not applicable.

Item 4 -	Submission of Matters to a Vote of Security Holders.

		Not applicable.

Item 5 -	Other Information.

		Not applicable.

Item 6 -	Exhibits and Reports on Form 8-K.

(i) The Company filed a Current Report on Form 8-K dated February 25, 1997 reporting Hanbo Corporation and Hanbo Iron-Steel Company, Ltd. filed to seek court receivership protection.
(ii) The Company filed a current Report on Form 8-K dated March 28, 1997 reporting Hanbo Engineering and Construction Co. Ltd. filed to seek court receivership protection.
(iii) The Company filed a current Report on Form 8-K dated May 7, 1997 reporting termination of the Hanbo contract and finalization of replacement contract.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               				CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: May 13, 1997	                /s/	John G. Sylvia
                                       John G. Sylvia
                                      	Senior Vice President and
                                      	Chief Financial Officer