Form 10-Q
period 1997-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 1997-08-13
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                          JUNE 30, 1997

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of June 30, 1997.
           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                          June 30, 1997
                          _____________

                         C O N T E N T S

PART I:  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements

Report of Independent Public Accountants                    3

Balance Sheets, June 30, 1997 and December 31, 1996         4

Statements  of  Operations for the Three Months  and
Six  Months Ended June 30, 1997 and 1996 and for the
period from inception (September 21, 1994) to June 30,1997  5

Statements of Cash Flows for the Six Months Ended
June 30, 1997 and 1996 and for the period from inception
(September 21, 1994) to June 30, 1997                       6

Notes to Financial Statements                               7-8

Item   2.  Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                        9-10

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                   11
Item 2. Changes in Securities                               11
Item 3. Defaults on Senior Securities                       11
Item 4. Submission of Matters to a Vote of
        Security Holders                                    11
Item 5. Other Information                                   11
Item 6. Exhibits and Reports on Form 8-K                    11

Signatures                                                  12

Exhibit 27                                                  13
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of June 30, 1997, and the related statements of operations for the three months and six months ended June 30, 1997 and the period from inception (September 21, 1994) to June 30, 1997, and cash flows for the six months ended June 30, 1997 and 1996 and the period from inception (September 21, 1994) to June 30, 1997. The financial statements are the responsibility of the Company's management.

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


SYCIP, GORRES, VELAYO & CO.



Makati City, Philippines
August 13, 1997

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     UNAUDITED BALANCE SHEET
                          June 30, 1997
           (with comparative audited figures for 1996)
       (in thousands, except share and per share amounts)
                ________________________________

                                             June 30,   December 31,
                                               1997         1996
ASSETS
Cash                                       $     268    $      32
Restricted cash and short-term               131,013      144,122
investments
Accrued interest and other receivables         2,140        4,958
Restricted investments                       258,650      273,015
Bond issue costs, net                         12,039       12,566
Development costs                             75,542       50,793
Deferred income tax
                                               6,880        4,676

   Total assets                            $ 486,532    $ 490,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses      $   9,595   $    8,803
Advances from an affiliate                     2,803          434
Notes and bonds payable
                                             371,500      371,500

 Total liabilities                           383,898      380,737

Commitments and contingencies
Stockholders' equity:
Common  stock  - par value  $0.038  per
share, authorized  2,148,000 shares, issued
and outstanding 767,162 shares                    29           29
Additional paid in capital                   123,807      123,807
Accumulated deficit                          (21,202)     (14,411)

Total stockholders' equity                   102,634      109,425

  Total  liabilities and  stockholders'
  equity                                   $ 486,532    $ 490,162



    The accompanying notes are an integral part of these financial statements.

                CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   UNAUDITED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share amounts)
                    ________________________________

                         Three Months Ended  Six Months Ended  From Inception
                            June 30,             June 30,   (September 21, 1994)
                             1997    1996     1997      1996    June 30,1997
Revenues:

Interest and other income $  5,914 $  6,321  $ 10,418  $ 13,268   $ 38,522

Total revenues               5,914    6,321    10,418    13,268     38,522

Costs and expenses:
Interest expense            11,469   11,415    22,911    22,868     73,006
Less interest capitalized   (2,280)    (691)  (4,026)    (1,198)    (7,952)
Amortization   of   bond
issue costs                    264      238       527       472      1,550

Total costs and expenses     9,453   10,962    19,412    22,142     66,604

Loss before income taxes   (3,539)  (4,641)   (8,994)   (8,874)   (28,082)

Deferred income tax benefit   867    1,625     2,203     3,106      6,880

Net loss to common
 stockholders              (2,672)  (3,016)   (6,791)   (5,768)   (21,202)

Net loss per share-primary  (3.48)   (3.93)    (8.85)    (7.52)    (31.35)

Average number of common
shares outstanding        767,162  767,162   767,162   767,162    676,284

     The accompanying notes are an integral part of these financial statements.
             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                 UNAUDITED STATEMENTS OF CASH FLOWS
                           (in thousands)
                  ________________________________


                              Six Months Ended        From Inception
                                 June 30,           (September 21, 1994)
                                 1997        1996     to  June 30, 1997
Cash flows from operating
activities:
Net loss                         $   (6,791)  $  (5,768)   $  (21,202)
Adjustments  to  reconcile  net
cash flow from operating activities:
Deferred income tax benefit          (2,203)     (3,106)      (6,880)
Amortization of bond issue costs        527         472        1,550
Decrease (increase) in  accrued
interest and other receivables        2,818      (1,967)      (2,140)
Increase (decrease) in accounts
payable and accrued expenses            (29)      1,734        6,066
Net  cash  flows from operating
activities                           (5,678)     (8,635)     (22,606)

Cash   flows   from   investing
activities:
Additions to development costs      (24,750)    (16,467)     (75,542)
Decrease (increase) in restricted
 cash and short-term investments     13,109      72,357    (131,013)
Decrease (increase) in
restricted investments               14,365    (45,998)    (258,650)
Increase (decrease) in accounts
payable and accrued  expenses
related to development activities       618     (1,233)        3,326
Net  cash  flows from investing
activities                             3,342       8,659    (461,879)

Cash   flows   from   financing
activities:
Issuance of bonds payable                  -           -      371,500
Proceeds from issuance of
 capital stock                             -           -           29
Additional paid-in capital                 -           -      123,807
Bond issue costs                           -       (173)     (13,589)
Accrued  expenses  related   to
 financing activities                    203       (279)          203
Advances from an affiliate             2,369         423        2,803
Net  cash  flows from financing
activities                             2,572        (29)      484,753
Net increase (decrease) in cash
and cash equivalents                     236         (5)          268
Cash  and  cash equivalents  at
beginning of period                       32       1,696            -
Cash  and  cash equivalents  at
end of period                       $    268    $  1,691     $    268
Supplemental disclosure:
Interest  paid (net  of  amount
capitalized)                        $ 18,914    $ 19,229     $ 58,988



   The accompanying notes are an integral part of these financial statements.


           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________


1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and the period from inception (September 21, 1994) to June 30, 1997, and cash flows for the six months ended June 30, 1997 and 1996 and the period from inception (September 21, 1994) to June 30, 1997.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

The  Casecnan  Project  was being constructed pursuant  to  a  fixed-
price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo and HECC, both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the
Casecnan             Project            (the             "Replacement

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

Commitments and Contingencies (continued)

Contract").   The  work  under  the  Replacement  Contract  will   be
conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarottie & C. Spa, (collectively, the "Replacement Contractor").

In connection with the Hanbo Contract termination CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under
the  Hanbo  Contract.   As a result of KFB's  dishonor  of  the  draw
request,  CE  Casecnan  filed an action  in  New  York  State  Court.
That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement
Contractor was already on site and is expected to immediately fully mobilize and commence engineering, procurement and construction work on the project. The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date.

















           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Revenue decreased in the second quarter of 1997 to $5,914 from $6,321 in the same period in 1996, a 6.4% decrease. For the six months  ended  June  30,  1997, revenue  decreased  to  $10,418  from
$13,268, a 21.5% decrease. These decreases are primarily a result of lower cash balances due to construction draws and lower interest rates in 1997 compared to the same periods in 1996.

Interest expense in the second quarter of 1997 was $11,469 compared to $11,415 for the same period in 1996. For the six months ended June 30, 1997 and 1996, interest expense was $22,911 and $22,868, respectively. Capitalized interest in the second quarter 1997 increased to $2,280 from $691 for the same period in 1996, a 230.0% increase. For the six months ended June 30, 1997, capitalized interest increased to $4,026 from $1,198 for the same period in 1996, a 236.1% increase. The increases in capitalized interest result from higher cumulative development costs during the construction period of the Casecnan Project. Amortization of bond issue costs for the three and six month periods ended June 30, 1997 was $264 and $527 respectively, compared to $238 and $472 for the same periods in 1996. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE  Casecnan  is  presently indirectly owned as to approximately  35%
of its equity by CalEnergy Company, Inc. and approximately 35% indirectly owned by Peter Kiewit Sons' Inc. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes
due  2005  and $171,500 of its 11.95% Senior Secured Series  B  Bonds
due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, (the "Securities") pursuant to an indenture (the "Indenture") dated as of November 27, 1995, as amended to date.

The  Casecnan  Project  was being constructed pursuant  to  a  fixed-
price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation
("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

Liquidity and Capital Resources (continued):

and entered into a new engineering, procurement and construction contract to complete the construction of the Casecnan Project. The Hanbo Contract has been terminated because of events of default under the contract including the fact that both HECC and Hanbo are insolvent and have filed for court receivership protection in the Republic of Korea.

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

In connection with the Hanbo Contract termination, CE Casecnan made a draw under the irrevocable standby letter of credit issued by Korea First Bank ("KFB") as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account. If
KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

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

The Securities are subject to certain optional and mandatory redemption schemes as defined in the Indenture. The Securities contain customary events of default and restrictive covenants. CE CASECNAN WATER AND ENERGY COMPANY, INC.


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

Item 6 -  Exhibits and Reports on Form 8-K.

     (i) The Company filed a Current Report on Form 8-K dated May 7, 1997 reporting termination of the Hanbo contract and finalization of replacement contract.
(ii)      The Company filed a Current Report on Form 8-K dated
May 19, 1997 reporting the Company filed a motion for summary judgment to require Korea First Bank to honor a drawing on an irrevocable standby letter of credit issued by Korea First Bank for the benefit of the Company.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date:   August  13,  1997      /s/ Craig M. Hammett
                                   Craig M. Hammett
                              Vice President and Chief Financial Officer