Form 10-Q/A
period 1997-11-14
CE CASECNAN WATER & ENERGY CO INC
filed 1997-11-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                       SEPTEMBER 30, 1997

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of September 30, 1997.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                       September 30, 1997
                          _____________

                         C O N T E N T S

PART I:  FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements

Report of Independent Public Accountants                                    3

Balance Sheets, September 30, 1997 and December 31, 1996                    4

Statements of Operations for the Three Months and Nine Months
Ended September 30, 1997 and 1996 and for the period from inception
(September 21, 1994) to September 30,1997                                   5

Statements of Cash Flows for the Nine Months Ended September  30,
1997 and 1996 and for the period from inception (September 21, 1994)
to September 30, 1997                                                       6

Notes to Financial Statements                                               7

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                         10

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                                   13
Item 2. Changes in Securities                                               13
Item 3. Defaults on Senior Securities                                       13
Item 4. Submission of Matters to a Vote of Security Holders                 13
Item 5. Other Information                                                   13
Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                  14

Exhibit 27                                                                  15

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of September 30, 1997, and the related statements of operations for the three months and nine months ended September 30, 1997 and the period from inception (September 21, 1994) to September 30, 1997, and cash flows for the nine months ended
September 30, 1997 and 1996 and the period from inception (September 21, 1994) to September 30, 1997. The financial statements are the responsibility of the Company's management.

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


SYCIP, GORRES, VELAYO & CO.



Makati City, Philippines
November 13, 1997

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     UNAUDITED BALANCE SHEET
                       September 30, 1997
           (with comparative audited figures for 1996)
       (in thousands, except share and per share amounts)
                ________________________________

                                         September 30,  December 31,
                                               1997         1996
ASSETS
Cash                                      $      130    $      32
Restricted cash and short-term                58,432      144,122
investments
Accrued interest, other receivables and        6,281        4,958
other assets
Restricted investments                       281,229      273,015
Construction in progress                     126,804       50,793
Deferred income tax                            7,864        4,676
Bond issue costs, net                         11,776       12,566
   Total assets                           $  492,516    $ 490,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses     $   19,314    $   8,803
Advances from an affiliate                     2,084          434
Notes and bonds payable                      371,500      371,500

 Total liabilities                           392,898      380,737

Commitments and contingencies
Stockholders' equity:
Common  stock  - par value  $0.038  per
share, authorized  2,148,000 shares, issued
and outstanding 767,162 shares                    29           29
Additional paid in capital                   123,807      123,807
Accumulated deficit                          (24,218)     (14,411)

Total stockholders' equity                    99,618      109,425

Total liabilities and stockholders' equity $ 492,516    $ 490,162


The accompanying notes are an integral part of these financial statements.

              CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   UNAUDITED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share amounts)
                    ________________________________


                                                               From Inception
                       Three Months Ended  Nine Months Ended (September 21,1994)
                          September 30,       September 30,     to September 30,
                             1997      1996     1997     1996        1997
Revenues:

Interest and other income $  3,893  $  6,438  $ 14,311  $ 19,706   $ 42,415

Total revenues               3,893     6,438    14,311    19,706     42,415

Costs and expenses:
Interest expense            11,509    11,439    34,420    34,307     84,515
Less interest capitalized   (3,879)   (1,164)   (7,905)   (2,362)   (11,831)
Amortization of bond
issue costs                    263       238       790       710      1,813

Total costs and expenses     7,893    10,513    27,305    32,655     74,497

Loss before income taxes    (4,000)   (4,075)  (12,994)  (12,949)   (32,082)

Deferred income tax benefit    984     1,426     3,187     4,532      7,864

Net loss to common
stockholders                (3,016)   (2,649)   (9,807)   (8,417)   (24,218)

Net loss per share -
primary                      (3.93)    (3.45)   (12.78)   (10.97)    (35.41)

Average number of common
shares outstanding         767,162   767,162   767,162   767,162    683,851

     The accompanying notes are an integral part of these financial statements.

              CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  UNAUDITED STATEMENTS OF CASH FLOWS
                            (in thousands)
                   ________________________________

                                                          From Inception
                                    Nine  Months Ended (September 21, 1994)
                                       September 30,      to September 30,
                                      1997        1996         1997
Cash flows from operating activities:
Net loss                           $ (9,807)   $ (8,417)     $(24,218)
Adjustments  to  reconcile  net
cash flow from operating activities:
Deferred income tax benefit          (3,187)     (4,532)      (7,864)
Amortization of bond issue costs        790         710        1,813
Decrease (increase)in accrued
interest and other receivables       (1,324)     (2,935)      (6,281)
Increase (decrease) in accounts
payable and accrued expenses            (44)     11,450        6,050
Net  cash  flows from operating
activities                          (13,572)     (3,724)     (30,500)

Cash flows from investing activities:
Additions to construction
in progress                         (76,011)    (36,569)    (126,804)
Decrease (increase)in restricted
cash and short-term investments      85,690     100,521      (58,432)
Decrease (increase)in restricted
investments                         (8,214)    (60,497)    (281,229)
Increase  in  accounts  payable
and accrued expenses related to
construction activities                 618       1,193        3,327
Net  cash  flows from investing
activities                            2,083       4,648     (463,138)

Cash flows from financing activities:
Issuance of bonds payable                 -           -      371,500
Proceeds from issuance of
capital stock                             -           -           29
Additional paid-in capital                -           -      123,807
Bond issue costs                          -        (173)     (13,589)
Increase (decrease) in  accrued
expenses  related to  financing
activities                            9,937        (279)       9,937
Increase (decrease) in advances
from (to) an affiliate                1,650        (525)       2,084
Net  cash  flows from financing
activities                           11,587        (977)     493,768
Net increase (decrease) in cash
and cash equivalents                     98         (53)         130
Cash at beginning of period              32       1,696            -
Cash at end of period               $   130      $1,643      $   130
Supplemental disclosure:
Interest  paid (net  of  amount
capitalized)                        $ 10,483    $16,226      $56,652
    The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________


1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and the period from inception
(September 21, 1994) to September 30, 1997, and cash flows for the nine months ended September 30, 1997 and 1996 and the period from inception (September 21, 1994) to September 30, 1997.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

CE Casecnan is currently approximately 35% indirectly owned by CalEnergy Company, Inc. ("CalEnergy") and currently approximately 35% indirectly owned by Peter Kiewit Sons' Inc. ("PKS"). On September 11, 1997, CalEnergy signed a definitive agreement with Kiewit Diversified Group ("KDG"), a wholly owned subsidiary of
PKS, for CalEnergy to purchase KDG's ownership interest in various project partnerships, including CE Casecnan, and CalEnergy common shares (the "KDG Acquisition"). Final closing of the transaction is expected to occur in January 1998. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured
Series  A  Notes  due 2005 and $171,500 of its 11.95%  Senior  Secured
Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

Commitments and Contingencies (continued)

The  Casecnan  Project  was being constructed  pursuant  to  a  fixed-
price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarottie & C. Spa (collectively, the "Replacement Contractor").

In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of
$79,329 to a segregated New York bank account pursuant to the Court order. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the project. The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date.

On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on the $117,850 irrevocable standby letter of credit.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

Commitments and Contingencies (continued)

On  September  29,  1997  CE Casecnan tendered  a  second  certificate of  drawing  for  $10,828  to  KFB.  KFB  also  wrongfully  dishonored this draw, but pursuant to a stipulation agreed to deposit the draw amount in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

On or about September 3, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for
Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Revenue decreased in the third quarter of 1997 to $3,893 from $6,438 in the same period in 1996, a 39.5% decrease. For the nine months ended September 30, 1997, revenue decreased to $14,311 from $19,706, a 27.4% decrease. These decreases are primarily a result of lower cash balances due to construction draws and lower interest rates in 1997 compared to the same periods in 1996.

Interest expense in the third quarter of 1997 was $11,509 compared to $11,439 for the same period in 1996. For the nine months ended September 30, 1997 and 1996, interest expense was $34,420 and $34,307, respectively. Capitalized interest in the second quarter 1997 increased to $3,879 from $1,164 for the same period in 1996, a 233.2% increase. For the nine months ended September 30, 1997, capitalized interest increased to $7,905 from $2,362 for the same period in 1996, a 234.7% increase. The increases in capitalized interest result from higher cumulative development costs during the construction period of the Casecnan Project. Amortization of bond issue costs for the three and nine month periods ended September 30, 1997 was $263 and $790 respectively, compared to $238 and $710 for the same periods in 1996. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan is currently approximately 35% indirectly owned by CalEnergy Company, Inc. ("CalEnergy") and currently approximately 35% indirectly owned by Peter Kiewit Sons' Inc. ("PKS"). CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured
Series  A  Notes  due 2005 and $171,500 of its 11.95%  Senior  Secured
Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, (the "Securities") pursuant to an indenture (the "Indenture") dated as of November 27, 1995, as amended to date.

          CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Liquidity and Capital Resources (continued):

The  Casecnan  Project  was being constructed  pursuant  to  a  fixed-
price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such Company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarotti & C. Spa (collectively the "Replacement Contractor").

In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of
$79,329 to a segregated New York bank account pursuant to the Court order. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the project. The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date.

On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on the $117,850 irrevocable standby letter of credit.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Liquidity and Capital Resources (continued):

On  September  29,  1997  CE Casecnan tendered  a  second  certificate of  drawing  for  $10,828  to  KFB.  KFB  also  wrongfully  dishonored this draw, but pursuant to a stipulation agreed to deposit the draw amount in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

On or about September 3, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for
Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

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

Item 6 -  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

       Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

        (i) Form 8-K dated August 27, 1997 reporting the New York State Court summary judgment ruling against Korea First Bank.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: November  14,  1997    /s/ Craig M. Hammett
                             Craig M. Hammett
                             Vice President and Chief Financial Officer