Form 10-K
period 1997-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 1998-03-30
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997
                 Commission File No. 333-00608

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

      767,162 shares of Common Stock, $0.038 par value, were outstanding on March 23, 1998.

     Documents incorporated by reference:  N/A


                        TABLE OF CONTENTS
PART I                                                          2
ITEM 1.  BUSINESS                                               2
GENERAL                                                         2
PROJECT                                                         2
 THE EXPANDING PHILIPPINE AGRICULTURE SECTOR AND POWER MARKETS  3
 AGRICULTURE                                                    5
 POWER                                                          5
TERMS OF THE SECURITIES                                         6
 EXCHANGE OFFER                                                 6
 GENERAL                                                        6
 PAYMENT OF PRINCIPAL AND INTEREST                              6
 PRIORITY OF PAYMENTS                                           8
 DEBT SERVICE RESERVE FUND                                      8
 OPTIONAL REDEMPTION                                            8
 MANDATORY REDEMPTION                                           8
 CHANGE IN CONTROL PUT                                          9
 DISTRIBUTIONS                                                  9
 RANKING AND SECURITY FOR THE SECURITIES                        9
 RATINGS                                                        9
 NATURE OF RECOURSE ON THE SECURITIES                          10
 INCURRENCE OF ADDITIONAL DEBT                                 10
 PRINCIPAL COVENANTS                                           11
 INSURANCE                                                     12
 REGULATORY MATTERS                                            12
 EMPLOYEES                                                     12
ITEM 2.  PROPERTIES                                            12
ITEM 3.  LEGAL PROCEEDINGS                                     12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   13
PART II                                                        14
ITEM 5.  MARKET FOR COMPANY'S EQUITY AND RELATED STOCKHOLDER
MATTERS                                                        14
ITEM 6.  SELECTED FINANCIAL DATA                               14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           17
          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS             18
          BALANCE SHEETS                                       19
          STATEMENTS OF OPERATIONS                             20
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY        21
          STATEMENTS OF CASH FLOWS                             22
          NOTES  TO FINANCIAL STATEMENTS                       23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                            28
PART III                                                       29
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY      29
ITEM 11.  EXECUTIVE COMPENSATION                               31
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT                                                     31
 DESCRIPTION OF CAPITAL STOCK                                  31
 PRINCIPAL HOLDERS                                             31
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       32
SIGNATURES                                                     33
INDEX TO EXHIBITS                                              34

PART I

Item 1.  Business

General

     CE Casecnan Water and Energy Company, Inc. ("Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan Project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). After the completion of the aforementioned project, the Company is expected to be owned at least 70% by CalEnergy Company, Inc. ("CalEnergy"), through its wholly owned subsidiaries CE Casecnan Ltd. and Kiewit Energy International (Bermuda) Ltd. ("Kiewit") subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations. The ownership percentage held by the minority shareholders may be reduced in certain circumstances and such reduction would result in a corresponding increase in the ownership percentage of the Company held by affiliates of CalEnergy.

      The Securities (described herein) are recourse only to the Company. CalEnergy has not guaranteed directly or indirectly the payment or performance of any Company obligations.

      The Company's principal executive office is located at 6750 Ayala Avenue, 24th Floor, Makati, Metro Manila, Philippines, and its telephone number is 632 892 0276. The Company's principal office will be located in Pantabangan in the Province of Nueva Ecija, Philippines.

Project

      The Casecnan Project is located in the central part of  the
island   of  Luzon.   It  will  consist  generally  of  diversion
structures in the Casecnan and Denip Rivers that will capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake adit from the Denip to the Casecnan River), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the
water  transfer,  the  elevation  differences  between  the   two
watersheds will allow electrical energy to be generated at a new 150 net MW rated capacity power plant, which will be constructed in a underground powerhouse cavern located at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of
electricity  in  the  Philippines.   Since  the  water  has  been
determined  to  remain  suitable for  irrigation  throughout  the
Casecnan   Project   operations  of  capturing,   diverting   and
transferring the water, other than removing sediments at the diversion structures, no treatment will be required. Once in the reservoir at Pantabangan, the water will be under the control of, and for the use of, NIA.


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

     In early 1994, President Fidel Ramos recognized the need for an irrigation and hydroelectric project that would provide increased water flows for irrigation to the rice growing area of Central Luzon, would be environmentally sound, technically feasible and economically viable, and would involve no flooding or relocation of local residents. At that time, he directed the Philippine Department of Agriculture and NPC to work together with other interested agencies to develop a combined irrigation and hydroelectric project. Shortly thereafter, the Philippine government was approached by the Company with a proposal for a project to be developed in the Casecnan area on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company as developer would agree to build, own and operate the Casecnan Project during the construction period and a twenty-year cooperation period, after which ownership and operation of the Project would be transferred to the Philippine National Irrigation Administration ("NIA") and NPC at no cost. After conclusion of a public solicitation for competing proposals, NIA selected the Company as the BOOT developer and entered into the Project Agreement with the Company. The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines.

      CE Casecnan is developing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues.

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

     The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

     In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997, under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order.

     On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project.

     On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on a $117,850 irrevocable standby letter of credit.

     On September 29, 1997, CE Casecnan tendered a second certificate of drawing for $10,828 to KFB and on December 30, 1997, CE Casecnan tendered a third certificate of drawing for $2,920 to KFB. KFB also wrongfully dishonored these draws, but pursuant to a stipulation agreed to deposit the draw amounts in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

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

     On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

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

                     TERMS OF THE SECURITIES
Exchange Offer

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

Payment of Principal and Interest

     Interest on the Old Securities and New Securities is payable semiannually on each May 15 and November 15 (the "Old Securities and New Securities Interest Payment Date"), commencing May 15, 1996, to the registered Holders thereof at the close of business on the May 1 and November 1, as the case may be, preceding each Old Securities and New Securities Interest Payment Date. Holders of Old Securities whose Old Securities are accepted for exchange will not receive any payment in respect of accrual and unpaid interest on such Old Securities. The initial average life of the Series A Securities was 8.84 years, and the initial average life of the Series B Securities was 11.57 years.

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

Nature of Recourse on the Securities

      The Company's obligations to make payments of principal or, premium, if any, and interest on the Old Securities and FRNs were, and on the New Securities and Additional Securities are, obligations solely of the Company secured solely by the
Collateral. Neither the shareholders of the Company nor any Affiliate, including CalEnergy, incorporator, officer, director or employee thereof or of the Company guaranteed the payment of the Old Securities, the New Securities or the FRNs, nor have any obligation with respect to payment of the Securities or Additional Securities, except to the extent that affiliates of CalEnergy who are stockholders of the Company have pledged their capital stock in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

Employees

     After Completion, the Casecnan Project is expected to employ approximately 25 people, consisting of operations, maintenance, logistics, compliance, and engineering personnel. At the powerhouse control room, personnel will monitor, direct and control the operations and maintenance of the whole Casecnan Project. The control room will be staffed 24 hours per day and will be the contact point for the Casecnan Project's customers and others. At the diversion structures, personnel will be responsible to ensure that the trash racks at the tunnel intakes are kept clean and maintained and that excessive sediment build-up behind the structure is prevented.

Item 2.  Properties

CE Casecnan does not separately own or lease office space but has arranged for a separate suite at the offices of CalEnergy's affiliate in Manila.

Item 3.  Legal Proceedings

     The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

     In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997, under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order.

     On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project.

     On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on a $117,850 irrevocable standby letter of credit.

     On September 29, 1997, CE Casecnan tendered a second certificate of drawing for $10,828 to KFB and on December 30, 1997, CE Casecnan tendered a third certificate of drawing for $2,920 to KFB. KFB also wrongfully dishonored these draws, but pursuant to a stipulation agreed to deposit the draw amounts in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

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

     On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item  5.   Market  for  Company's Equity and Related  Stockholder
Matters.

     Not Applicable.

Item 6.  Selected Financial Data

Dollars in Thousands Except Per Share Amounts


Year Ended December 31,
                                      1997    1996        1995        1994
Total revenue                     $ 19,786  $ 25,611    $  2,494   $     ---
Net loss to common stockholders    (11,264)  (13,211)     (1,200)        ---
Net loss per share                  (14.68)   (17.22)      (2.09)        ---
Total assets                       491,912   490,162     501,160       2,349
Total liabilities                  393,751   380,737     378,524       1,799
Notes and bonds payable            371,500   371,500     371,500         ---
Stockholders' equity                98,161   109,425     122,636         550

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations,

Dollars in thousands, expect per share amounts

Results of Operations:

   The  Company  is  in the construction stage and  has  not  yet
started  commercial  operations as of  December  31,  1997.   The
quarter and year ended December 31, 1997 revenue of $5,475 and $19,786, respectively, consists of interest income from cash received from bond proceeds and equity contributions. The quarter and year ended December 31, 1997 interest expense of
$11,489 and $45,909 less amounts capitalized of $4,351 and $12,256 and amortization of bond issue costs of $263 and $1,053 are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

      In November 1995 the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

      CE Casecnan, which is expected to be indirectly owned at least 70% by CalEnergy, is developing the Casecnan Project under the terms of the Project Agreement ("Project Agreement") between CE Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to the Philippine National Power Corporation ("NPC"), although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on the purchase of the electricity from NIA by NPC.
All  fees  to be paid by NIA to CE Casecnan are payable  in  U.S.
dollars.

     The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

     In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997, under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order.

     On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project.

     On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on a $117,850 irrevocable standby letter of credit.

     On September 29, 1997, CE Casecnan tendered a second certificate of drawing for $10,828 to KFB and on December 30, 1997, CE Casecnan tendered a third certificate of drawing for $2,920 to KFB. KFB also wrongfully dishonored these draws, but pursuant to a stipulation agreed to deposit the draw amounts in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

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

     On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

     CE Casecnan financed a portion of the cost of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture").

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

      The financial statements of the Company are prepared in United States Dollar amounts. Gains or losses from translation of monetary assets and liabilities in foreign currencies are not material.
Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants                                 18

Balance Sheets, December 31, 1997 and 1996                               19

Statements of Operations for the Years Ended December 31, 1997,1996
and 1995 and for the Period from Inception (September 21, 1994) to
December 31, 1997                                                        20

Statements of Changes in Stockholders' Equity for the Period from
Inception (September 21, 1994) to December 31, 1997                      21

Statements of Cash Flows for the Years Ended December 31, 1997,1996
and 1995 and for the Period from Inception (September 21, 1994)
to December 31, 1997                                                     22

Notes to Financial Statements                                            23



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.


We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (September 21, 1994) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 1997 and 1996, and the results of its operations, the changes in stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (September 21, 1994) to December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

                              SYCIP, GORRES, VELAYO & CO.
                              An Arthur Andersen Member Firm



Makati City, Philippines
January 23, 1998

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                         BALANCE SHEETS
        (in thousands, except share and per share amounts)
                ________________________________

                                               December 31,   December 31,
                                                   1997           1996
ASSETS
Cash                                           $       547   $         32
Restricted cash and short-term investments         183,607        144,122
Accrued interest and other receivables               2,962          4,958
Restricted investments                             126,684        273,015
Bond issue costs, net                               11,513         12,566
Development and construction costs                 158,266         50,793
Deferred income tax                                  8,333          4,676

 Total assets                                   $  491,912     $  490,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses          $    19,192      $   8,803
Advances from an affiliate                           3,059            434
Notes and bonds payable                            371,500        371,500

 Total liabilities                                 393,751        380,737

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock - par value $0.038 per share,
 authorized 2,148,000 shares, issued and
 outstanding 767,162 shares at December 31,
 1997 and 1996                                          29             29
Additional paid in capital                         123,807        123,807
Accumulated deficit                                (25,675)       (14,411)

 Total stockholders' equity                         98,161        109,425

 Total liabilities and stockholders' equity      $ 491,912      $ 490,162

 The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                    STATEMENTS OF OPERATIONS
       (in thousands, except share and per share amounts)
                ________________________________


                                                                  From Inception
                                                                  (September 21,
                               Year Ended  Year Ended  Year Ended    1994)  to
                                December    December    December      December
                                31, 1997    31, 1996    31, 1995      31, 1997
Revenues:
Interest and other income       $ 19,786    $ 25,611    $  2,494      $ 47,891

Costs and expenses:

Interest expense - net of
interest capitalized              33,653      41,903       4,265        79,822
Amortization of bond issue costs   1,053         949          75         2,077

Total cost and expenses           34,706      42,852       4,340        81,899

Loss before income taxes         (14,920)    (17,241)     (1,846)      (34,008)

Deferred income tax benefit        3,656       4,030         646         8,333

Net loss to common stockholders $(11,264)   $(13,211)    $(1,200)     $(25,675)

Net loss per share             $  (14.68)  $  (17.22)  $   (2.09)     $ (37.20)
Average number of common
   shares outstanding            767,162     767,162     575,372       690,254

 The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from Inception (September 21,1994)
                      to December 31, 1997
       (in thousands, except share and per share amounts)
                ________________________________


                            Outstanding          Additional
                              Common     Common   Paid-in   Accumulated
                              Shares      Stock   Capital     Deficit    Total
Balance,  September 21,  1994      -   $      -  $      -  $        -  $     -

Issuance of common shares at
  $0.038 par value           537,014         20       530           -      550

Balance, December 31, 1994   537,014         20       530           -      550

Additional issuance of
  stock (Note 7)             230,148          9         -           -        9

Additional paid-in capital
  (Note 5)                         -          -   123,277           -  123,277

Net loss                           -          -         -      (1,200)  (1,200)

Balance, December 31, 1995   767,162         29   123,807      (1,200) 122,636

Net loss                           -          -         -     (13,211) (13,211)

Balance, December 31, 1996   767,162         29   123,807     (14,411) 109,425

Net loss                           -          -         -     (11,264) (11,264)

Balance, December 31, 1997   767,162    $    29  $123,807   $ (25,675)$ 98,161

 The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                         (in thousands)
                ________________________________
                                                                      From
                                                                   Inception
                                                                   (September
                                Year Ended  Year Ended  Year Ended  21, 1994)
                               December 31,December 31,December 31,to December
                                  1997        1996        1995       31,1997

Cash flows from operating activities:
Net loss                         $ (11,264)  $ (13,211)  $(1,200)  $ (25,675)
Adjustments to reconcile net cash
 flow from operating activities:
 Provision for deferred income
 tax benefit                        (3,656)     (4,030)     (646)     (8,333)
 Amortization of bond issue costs    1,053       94          975       2,077
 Decrease (increase) in accrued
 interest and other receivables      1,996      (2,138)   (2,820)     (2,962)
 Increase in accounts payable and
    accrued expenses                   360       1,828     4,266       6,455

Net cash flows from operating
  activities                       (11,511)    (16,602)     (325)    (28,438)

Cash flows from investing activities:
Additions to development and
  construction costs              (107,474)    (42,453)   (6,541)   (158,266)
Decrease (increase) in restricted
 cash and short-term investments   (39,485)     91,729  (235,851)   (183,607)
Decrease (increase) in restricted
  investments                      146,331     (34,550) (238,465)   (126,684)
Increase in accounts payable and accrued
 expenses related to development
 and construction costs             10,029       1,303     1,406      12,737

Net cash flows from investing
  activities                         9,401      16,029  (479,451)   (455,820)

Cash flows from financing activities:
Issuance of bonds payable                -           -   371,500     371,500
Proceeds from issuance of capital stock  -           -         9          29
Additional paid-in capital               -           -   123,277     123,807
Bond issue costs                         -        (173)  (13,417)    (13,590)
Accrued expense related to
  financing activities                   -        (279)      279           -
Advances from an affiliate           2,625        (639)     (726)      3,059

Net cash flows from financing
  activities                         2,625      (1,091)  480,922     484,805

Net increase (decrease) in cash and
  cash equivalents                     515      (1,664)    1,146         547
Cash and cash equivalents at beginning
   of period                            32       1,696       550           -
Cash and cash equivalents at
  end of period                  $     547   $      32   $ 1,696     $   547
Supplemental disclosure of cash flow information
Interest paid during the year
(net of amount capitalized)      $  33,292   $  40,074         -     $73,366

 The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
       (in thousands, except share and per share amounts)
                ________________________________

1.Organization

  The Company or CE Casecnan was registered with the Philippine Securities and Exchange Commission on September 21, 1994, with a fiscal year which ends on December 31. Its primary purpose is to design, develop, construct, erect, assemble, commission, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Philippine Government or any government-owned or controlled corporation.

  The Company has a contract with the Philippine Government, through the National Irrigation Administration (NIA) (a government-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, covering a 20-year cooperation period with "take-or-pay" obligations for water and electricity. At the end of the 20-year cooperation period, the combined irrigation and 150 net MW hydroelectric power generation project (the Casecnan Project) will be transferred to the Philippine Government at no cost. The Philippine Government also signed a Performance Undertaking which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995 and related costs are included under "Development and Construction Costs" in the balance sheets.

  The Company is in the development stage and has not yet started commercial operations as of December 31, 1997.

  After the completion of the aforementioned project, the Company is expected to be owned at least 70% by CalEnergy Company, Inc. (CECI), through its wholly owned subsidiaries, CE Casecnan Ltd. and Kiewit Energy International (Bermuda) Ltd., subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations.

2.United States Dollar Financial Statements

  The financial statements of the Company were prepared in United States dollar amounts. Gains or losses resulting from translation of monetary assets and liabilities in foreign currencies are not material.

3.Summary of Significant Accounting Policies

  Restricted Cash and Short-term Investments
  Investments   other   than  restricted   cash   are   primarily
  commercial paper and money market securities. Restricted cash includes similar securities and mortgage-backed securities.

  Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 1997 approximates their fair value which is based on quoted market prices as provided by the financial institution holding the investments.


  Bond Issue Costs
  Bond issue costs consist of costs incurred in the issuance of senior secured notes and bonds and are amortized over the term of the notes and bonds using the effective interest rate method.

  Development and Construction Costs
  Costs  related  to  the  development and  construction  of  the
  hydroelectric   power   plant  and   related   facilities   are
  capitalized and will be amortized over a period of 20 years from the start of its commercial operations.

  Interest Capitalization
  Interest and other financial charges are capitalized as part of the cost of capital projects. Interest is capitalized up to the extent of construction and development costs incurred.

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

  Income Tax
  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred tax assets and liabilities are measured using the tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets which is more likely than not that a tax benefit will not be realized.

  Notes and Bonds Payable
  The Company classifies its notes and bonds payable in accordance with FAS No. 107 "Disclosures about Fair Value of Financial Instruments." The carrying amount of the Company's notes and bonds payable approximates their fair value at December 31, 1997.

4.Advances from an Affiliate

  This account represents noninterest-bearing cash advances from CE Casecnan Ltd., a stockholder, for the construction of the Casecnan Project.

5.Notes and Bonds Payable

  On November 27, 1995, the Company issued $371,500 worth of notes and bonds to finance the construction of the Casecnan Project. These consist of $75,000 Senior Secured Floating Rate Notes (FRNs) due 2002; $125,000 Senior Secured Series A Notes (Series A Notes) with interest at 11.45% due 2005; and, $171,500 Senior Secured Series B Bonds (Series B Bonds) with interest at 11.95% due 2010. For the year ended December 31, 1997, the notes and bonds had effective interest rates of 9.41%, 12.10% and 12.51% for FRNs, Series A Notes and Series B Bonds, respectively, inclusive of the effect of bond issue cost amortization. Quarterly interest payments for the FRNs commenced on February 15, 1996, and semiannual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996.

  Semiannual  installments for principal payments  will  commence on  November  15, 2000, May 15, 2003 and May 15, 2002  for  the
  FRNs,  Series  A  Notes and Series B Bonds, respectively.   The
  repayment schedule is as follows:

                   Floating  Series A    Series B
                       Rate     Notes       Bonds     Total
                      Notes
     2000           $18,750         $-         $-   $18,750
     2001            29,625          -          -    29,625
     2002            26,625          -      8,575    35,200
     2003                 -     33,750      7,718    41,468
     2004                 -     42,500      6,860    49,360
     2005                 -     48,750      6,002    54,752
     2006                 -          -     36,015    36,015
     2007                 -          -     37,730    37,730
     2008                 -          -     37,730    37,730
     2009                 -          -     13,720    13,720
     2010                 -          -     17,150    17,150
                    $75,000   $125,000   $171,500  $371,500

  The securities are senior debt of the Company and are secured by an assignment of all revenues received from the Casecnan Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company. The securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any. The securities are subject to certain optional and mandatory redemption schemes as provided for in the offering circular.

  The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm's length transactions or agreements with affiliates; material change in the Turnkey Construction Contract (see Note
  8); sale, lease, or transfer of properties material to the Casecnan Project, among others.

  In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement with Chemical Trust Company of California (Chemical Trust) and Kiewit whereby Chemical Trust will act as a depositary and a collateral agent. As a depositary agent, it will hold moneys, instruments and securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds which include a Capital Contribution Fund. CE Casecnan Ltd. and Kiewit deposited an aggregate capital contribution of approximately $123,300 to the fund which will be strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds have been fully utilized. The contributions of CE Casecnan Ltd. and Kiewit are included in the "Additional paid-in capital" in the balance sheets.

  Interest  capitalized as part of Development  and  Construction
  Costs amounted to $12,256 million and $3,843 in 1997 and 1996, respectively.

6.Income Tax

  The Company's deferred tax asset amounting to $8,333 and $4,676 (net of valuation allowance of $3,570 and $2,004) as of December 31, 1997 and 1996, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for Development and Construction Costs.

7.Capital Stock

  On October 26, 1995, the Company issued 230,148 shares to the current minority stockholders out of the unsubscribed portion of the Company's authorized capital stock.

  The minority stockholders initially formed a venture to pursue the opportunity of developing a water and energy project in the Casecnan Basin. After securing preliminary indications of interest from the Philippine Government, the minority stockholders sought out the other shareholders to form a new entity capable of financing and building the Casecnan Project. In consideration of their role in initiating the Casecnan
  Project, delivering the opportunity to the Company and performing development assistance, the minority stockholders retained an ownership interest in the Company.

8.Commitments, Contingencies and Other Matters

  In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

  CE Casecnan financed a portion of the cost of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior
  Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

  The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

  In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997, under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order.

  On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project.

  On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on a $117,850 irrevocable standby letter of credit.

  On September 29, 1997, CE Casecnan tendered a second certificate of drawing for $10,828 to KFB and on December 30, 1997, CE Casecnan tendered a third certificate of drawing for $2,920 to KFB. KFB also wrongfully dishonored these draws, but pursuant to a stipulation agreed to deposit the draw amounts in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

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

  On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

  The Company's ability to make payments on any of its existing and future obligations is dependent on NIA and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. No shareholders, partners or affiliates of the Company, including CECI, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

  NIA's payments of obligations under the Project Agreement will be substantially denominated in United States dollars and are expected to be the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations.

  There were no material outstanding lawsuits as of December 31, 1997 other than the letter of credit litigation and ICC arbitration described above.

9.Registration with the Board of Investments (BOI)

  The Company is registered with the BOI of the Philippines as a new operator of a hydroelectric power plant with pioneer status under the Omnibus Investment Code of 1987 (Executive Order No. 226). Under the terms of its registration, the Company is entitled to certain incentives which include an income tax holiday for a minimum of six years; tax and duty free importation of capital equipment; tax credits on domestic capital equipment; and exemption from custom duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. The registration also requires, among others, the maintenance of a debt-to-equity ratio not exceeding 75:25 commencing from the start of commercial operations.


Item  9:    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

         Not Applicable
PART III

Item 10.  Directors and Executive Officers of the Company

      The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

NAME                AGE       POSITION

David  L.  Sokol            41   Director, Chairman and Chief Executive Officer
Gregory  E. Abel            35   President and Chief Operating Officer
Steven A. McArthur          40   Director, Executive Vice President and General
                                 Counsel
Craig M. Hammett            36   Senior Vice President and
                                 Chief Financial Officer
Douglas L. Anderson         40   Assistant Vice President
Edward F. Bazemore          61   Vice President - Human Resources
Vincent R. Fesmire          57   Vice President - Construction
James A. Flores             44   Assistant Treasurer
Patrick J. Goodman          31   Vice President and Chief Accounting Officer
Brian Hankel                35   Vice President and Treasurer
Scott LaPrairie             40   Director
Ruby  S.  Nitorreda         34   Director and Assistant Corporate Secretary
Elizabeth B. Opena          28   Director
Donald  M.  O'Shei,  Jr.    39   Director, Vice Chairman, President
                                 and Chief Operating Officer, Asia
Jose R. Sandejas            60   Director and Corporate Secretary
Robert S. Silberman         40   Senior Vice President, Administration
James D. Stallmeyer         40   Vice President and General Counsel,Asia
Oscar Violago               53   Director

      Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the Stockholders Agreement, CE Casecnan Ltd. is entitled to elect four of the directors, KEIL Casecnan Ltd. is entitled to elect three of the directors, and each of the minority investors is entitled to elect one director.

      David L. Sokol. In addition to serving as a Director and Chairman and Chief Executive Officer of the Company, Mr. Sokol has been Chief Executive Officer since April 19, 1993 and served as President of CalEnergy from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director of CalEnergy since March 1991.
Formerly, among other positions held in the independent power industry, Mr. Sokol served as the President and Chief Executive Officer of Kiewit Energy Company a wholly owned subsidiary of PKS and Ogden Projects, Inc.

      Gregory E. Abel. In addition to serving as President and Chief Operating Officer of the Company, Mr. Abel is President and Chief Operating Officer of CalEnergy. Mr. Abel joined CalEnergy in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

      Steven A. McArthur. In addition to serving as a Director, Executive Vice President and General Counsel of the Company, Mr. McArthur is a Executive Vice President, General Counsel, and Secretary of CalEnergy. Mr. McArthur joined CalEnergy in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988, he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

      Craig M. Hammett. In addition to serving as Senior Vice President and Chief Financial Officer for the Company, he is Senior Vice President and Chief Financial Officer for CalEnergy. Mr. Hammett joined CalEnergy in 1996. Prior to joining CalEnergy, Mr. Hammett served as Director of Project Finance for Entergy Power Group, as Director, Project Finance and M&A for CSW Energy and as a corporate loan officer for various financial institutions.

      Douglas L. Anderson. In addition to serving as Assistant Vice President for the Company, Mr. Anderson is Assistant Secretary and Assistant General Counsel of CalEnergy. Mr. Anderson joined CalEnergy in February 1993. From 1990 to 1993 Mr. Anderson was a business attorney with Fraser, Stryker, Vaughn, Meusey, Olson, Boyer & Bloch, P.C. in Omaha and from 1987 through 1989, Mr. Anderson was a principal in the firm Anderson & Anderson. Prior to that, from 1985 to 1987, he was an attorney for Foster, Swift, Collins & Coey, P.C. in Lansing, Michigan.

      Edward F. Bazemore. In addition to serving as Vice President - Human Resources for the Company, he also serves in the same capacity for CalEnergy. Mr. Bazemore joined CalEnergy in July 1991. From 1989 to 1991 he was Vice President, Human Resources at Ogden Projects, Inc., in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

      Vincent  R.  Fesmire.   In  addition  to  serving  as  Vice
President - Construction for the Company, Mr. Fesmire is Vice President, Construction and Engineering for CalEnergy. Mr. Fesmire joined CalEnergy in October 1993. Since joining CalEnergy, Mr. Fesmire's responsibilities have shifted from project development and implementation to construction in parallel with the status of CalEnergy's projects. Prior to joining CalEnergy, Mr. Fesmire was employed for 19 years with Stone & Webster, an engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

      James A. Flores. In addition to serving as Assistant Treasurer for the Company, Mr. Flores is Vice President, Project Finance for CalEnergy. Prior to joining CalEnergy in May 1994, Mr. Flores was employed for 12 years with Mellon Bank first in its Latin American Group and subsequently in its Project Finance Group.

      Patrick J. Goodman. In addition to serving as Vice President and Chief Accounting Officer for the Company, he is Vice President and Chief Accounting Officer for CalEnergy. Mr. Goodman joined CalEnergy in June 1995, and serviced as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining CalEnergy, Mr. Goodman was an accountant at Coopers & Lybrand.

      Brian Hankel. In addition to serving as Treasurer for the Company, he is Vice President and Treasurer for CalEnergy. Mr. Hankel joined CalEnergy in February 1992 as a Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

      Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive
Officer of the LaPrairie Group of Companies.

     Ruby S. Nitorreda. In addition to serving as a Director and Assistant Corporate Secretary of the Company, Ms. Nitorreda is an attorney with the law firm of Quisumbing Torres & Evangelista.

     Donald M. O'Shei, Jr. In addition to serving as a Director, Vice Chairman and President and Chief Operating Officer, Asia of the Company, Mr. O'Shei is President of CalEnergy Development Company. Mr. O'Shei joined the Company in August 1992. Prior to 1997, he served as General Manager-Indonesia and Vice President of CE International Investments, Ltd. for the Company. From 1991 to 1992, he was employed by Proven Alternatives Capital Corporation as a Financial Analyst. Prior to 1991, Mr. O'Shei served in the U.S. Army in the Special Forces, Airborne and Pathfinder Units.

      Jose R. Sandejas. In addition to serving as a Director and Corporate Secretary of the Company, Mr. Sandejas is a partner with the law firm of Quisumbing Torres & Evangelista.

      Robert S. Silberman. In addition to serving as Senior Vice President, Administration of the Company, Mr. Silberman is Senior Vice President, Administration of CalEnergy. Mr. Silberman joined CalEnergy in 1995. Prior to that, Mr. Silberman served as Executive Assistant to the Chairman and Chief Executive Officer of International Paper Company, as Director of Project Finance and Implementation for the Ogden Corporation, and as a Project Manager in Business Development for Allied-Signal, Inc. He has also served as the Assistant Secretary of the Army for the United States Department of Defense.

      James D. Stallmeyer. In addition to serving as Vice President and General Counsel, Asia of the Company, Mr.
Stallmeyer is General Counsel of Northern Electric. Mr. Stallmeyer joined the Company in 1993. Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Prior to that, Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

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

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT
Description of Capital Stock

     As of December 31, 1997, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value
1.00 peso per share (the "Common Stock"), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1997 there were 13 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

      The Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Holders

      The following table sets forth information with respect to the shares of common stock owned of record and beneficially by all persons who own of record or are known by the Company to own beneficially more than 5% of the common stock and by all directors and officers of the Company as a group.

                                   Number Of         Percentage Of
Name and Address of Owner        Shares Owned*    Common Stock Owned

1.  CE Casecnan, Ltd.  (1)          268,503              35%(2)
  a Bermuda corporation
  c/o Conyers Dill & Pearman
  Clarendon House
  P.O. Box 666
  Hamilton, Bermuda HM CX
2.  Kiewit Energy International
  (Bermuda) Ltd.(1)                 268,502              35%(2)
  a Bermuda corporation
  c/o Appleby Spurling & Kempe
  Cedar House
  41 Cedar House HM 179
  Hamilton, Bermuda HM EX

3.  LaPrairie Group Contractors
  (International), Ltd.             115,074             15%(3)
  a Barbados corporation
  c/o P.O. . Box 690C
  Bridgetown, Barbados

4. San Lorenzo Ruiz Builders
  and Developers Group, Inc.        115,074             15%(3)
  a Philippine corporation
  Violago Compound
  222 East Rodriguez Avenue
  Quezon City, Philippines

*In addition, each director of the Company owns one share in the Company as required by Philippine law.

      (1) CalEnergy indirectly owns CE Casecnan, Ltd., a Bermuda corporation, and Kiewit Energy International (Bermuda) Ltd., which are the registered owners of the shares.

      (2) Number of shares owned subject to upward adjustment based on projected level of financial return to CalEnergy from the Project calculated at the time of Completion.

      (3) Number of shares owned subject to downward adjustment based on projected level of financial return to CalEnergy from the Project calculated at the time of Completion. Neither of the minority shareholders will have a major role in the development, construction or operation of the project.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not Applicable.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1998.


                          CE  CASECNAN WATER AND ENERGY  COMPANY, INC.



                         By:  /s/ Steven A. McArthur
                              Steven A. McArthur
                              Director and Executive Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature                          Title                               Date

David L. Sokol*         Chairman of the Board and Chief
David L. Sokol          Executive Officer                       March 26, 1998
                        (Principal Executive Officer)

Gregory E. Abel*        President and Chief Operating Officer   March 26, 1998
Gregory E. Abel

Craig M. Hammett*       Senior Vice President and Chief Financial
Craig M. Hammett        Officer                                 March 26, 1998
                        (Principal Financial Officer)

Steven A. McArthur      Director and Executive Vice President   March 26, 1998
Steven A. McArthur

Ruby S. Nitorreda*      Director and Assistant Secretary        March 26, 1998
Ruby S. Nitorreda

Donald M. O'Shei Jr.*   Director, Vice Chairman and President
Donald M. O'Shei Jr.    and Chief Operating Officer, Asia       March 26, 1998

Patrick  J. Goodman*    Vice President and Chief Accounting
Patrick J. Goodman      Officer (Principal Accounting Officer)  March 26, 1998


*By: /s/ Steven A. McArthur
  Steven A. McArthur
  Attorney-in-Fact

                        INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 the Company's Registration Statement on Form S-4, as amended, dated January 25,1996 ("Form S-4")).

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

4.4        Mortgage and Security Agreement, dated as of  November
           10, 1995, by and among CE Casecnan Ltd., Kiewit Energy
           International (Bermuda)Ltd., La Prairie Group Contractors (International) Ltd., San Lorenzo Ruiz Builders and Developers Group, Inc., Chemical Trust Company of California, Far
           East Bank & Trust Company and the Company (incorporated by reference to Exhibit 4.4 the Company's Form S-4).

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

10.8 Engineering, Procurement and Construction Contract between CE Casecnan Water and Energy Company, Inc. and CP Casecnan - Consortium.

24        Power of Attorney

27        Financial Data Schedule