Form 10-Q
period 1998-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 1998-05-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                         MARCH 31, 1998

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of March 31, 1998.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                         March  31, 1998
                          _____________

                         C O N T E N T S

PART I:  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements

Report of Independent Public Accountants                    3

Balance Sheets, March 31, 1998 and December 31, 1997        4

Statements of Operations for the Three Months Ended
  March  31,1998 and 1997 and  for the period from
  inception (September 21, 1994) to  March 31,1998          5

Statements of Cash Flows for the Three Months Ended
  March 31, 1998 and 1997 and for the period from
  inception (September 21, 1994) to March 31, 1998          6

Notes to Financial Statements                               7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 10

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                   13
Item 2. Changes in Securities                               13
Item 3. Defaults on Senior Securities                       13
Item 4. Submission of Matters to a Vote of Security Holders 13
Item 5. Other Information                                   13
Item 6. Exhibits and Reports on Form 8-K                    13

Signatures                                                  14

Exhibit 27                                                  15

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of March 31, 1998, and the related statements of operations for the three months ended March 31, 1998 and 1997 and the period from inception (September 21, 1994) to March 31, 1998, and cash flows for the three months ended March 31, 1998 and 1997 and the period from inception (September 21, 1994) to March 31, 1998. The financial statements are the responsibility of the Company's management.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 1997, and the related statements of operations for the year ended December 31, 1997, changes in stockholders' equity for the period from date of inception (September 21, 1994) to December 31, 1997 and cash flows for the year ended December 31, 1997, and for the period from inception (September 21, 1994) to December 31, 1997 (not presented separately herein) and, in our report dated January 23, 1998, we expressed an unqualified opinion on those financial statements.


SYCIP, GORRES, VELAYO & CO.



Makati City, Philippines
May 13, 1998

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                         BALANCE SHEETS
        (in thousands, except share and per share amounts)
                ________________________________

                                            March 31,   December 31,
                                              1998          1997
                                          (unaudited)
ASSETS
Cash                                      $      385    $     547
Restricted cash and short-term               155,432      183,607
investments
Accrued interest and other receivables         3,347        2,962
Restricted investments                       123,457      126,684
Bond issue costs, net
                                              11,219       11,513
Development and construction costs           191,038      158,266
Deferred income tax
                                               8,596        8,333

   Total assets                            $ 493,474    $ 491,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses      $  24,279    $  19,192
Advances from an affiliate                       447        3,059
Notes and bonds payable
                                             371,500      371,500

 Total liabilities
                                             396,226      393,751

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.038 per share,
 authorized 2,148,000 shares, issued
and outstanding 767,162 shares                    29           29
Additional paid in capital                   123,807      123,807
Accumulated deficit
                                             (26,588)     (25,675)
Total stockholders' equity
                                              97,248       98,161

Total liabilities and stockholders' equity $ 493,474    $ 491,912


    The accompanying notes are an integral part of these financial statements.

             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   UNAUDITED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share amounts)
                    ________________________________


                                                           From Inception
                                      Three Months Ended (September 21, 1994)
                                             March 31,       to March 31,
                                          1998       1997       1998
Revenues:

Interest and other income               $  5,084  $  4,504   $ 52,975

Total revenues                             5,084     4,504     52,975

Costs and expenses:
Interest expense - net of interest
capitalized                                5,966     9,696     85,788
Amortization of bond issue costs             294       263      2,371

Total costs and expenses                   6,260     9,959     88,159

Loss before income taxes                  (1,176)   (5,455)   (35,184)

Deferred income tax benefit                  263     1,336      8,596

Net loss to common stockholders          $  (913)  $(4,119)  $(26,588)

Net loss per share                       $ (1.19)  $ (5.37)  $ (38.22)

Average number of common
shares outstanding                       767,162   767,162    695,632

     The accompanying notes are an integral part of these financial statements.

              CE CASECNAN WATER AND ENERGY COMPANY, INC.
                  UNAUDITED STATEMENTS OF CASH FLOWS
                                          (in thousands)

                                                        From Inception
                                  Three Months Ended (September 21, 1994)
                                       March 31,          to March 31,
                                   1998         1997          1998
Cash flows from operating activities:
Net loss                         $ (913)      $(4,119)     $(26,588)
Adjustments to reconcile net
 loss to net cash flows provided
 by (used in) operating activities:
Deferred income tax benefit        (263)       (1,336)       (8,596)
Amortization of bond issue costs    294           263         2,371
Decrease (increase) in accrued
 interest and other receivables    (385)        2,164        (3,347)
Increase in accounts payable
 and accrued expenses             9,749         9,848        16,204
Net cash flows provided by
 (used in) operating activities   8,482         6,820       (19,956)

Cash flows from investing activities:
Additions to construction in
 progress                       (32,772)       (8,113)     (191,038)
Decrease (increase) in restricted
 cash and short-term investments 28,175        (6,104)     (155,432)
Decrease (increase) in restricted
 investments                      3,227         6,732      (123,457)
Increase (decrease) in accounts
 payable and accrued expenses
 related to development and
 construction activities         (4,662)          564         8,075
Net cash flows used in investing
 activities                      (6,032)       (6,921)     (461,852)

Cash flows from financing activities:
Issuance of bonds payable             -             -       371,500
Proceeds from issuance of
 capital stock                        -             -            29
Additional paid-in capital            -             -       123,807
Bond issue costs                      -             -       (13,590)
Increase (decrease) in advances
 from (to) an affiliate          (2,612)          124           447
Net cash flows provided by
(used in) financing activities   (2,612)          124       482,193

Net increase (decrease) in cash
 and cash equivalents              (162)           23           385
Cash at beginning of period         547            32             -
Cash at end of period           $   385        $   55      $    385

Supplemental disclosure:
Interest paid (net of amount
 capitalized)                   $(3,783)       $ (152)     $ 69,583
    The accompanying notes are an integral part of these financial statements.

          CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and the period from inception (September 21, 1994)
to March 31, 1998, and cash flows for the three months ended March 31, 1998 and 1997 and the period from inception (September 21, 1994) to March 31, 1998.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Other Footnote Information:

Reference  is  made  to  the  Company's  December  31,  1997   audited
financial   statements   included   in   Form   10-K   that   included
information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as Note 3 to the financial statements included in that report.

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

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

Commitments and Contingencies (continued)

The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with
Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

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

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and had fully mobilized and commenced engineering, procurement and construction work on the project.

On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on the $117,850 irrevocable standby letter of credit.

On September 29, 1997 CE Casecnan tendered a second certificate of drawing for $10,828 to KFB and on December 30, 1997, CE
Casecnan tendered a third certificate of drawing for $2,920 to KFB. KFB also wrongfully dishonored these draws, but pursuant to a stipulation agreed to deposit the draw amounts in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal. On March 16, 1998, CE Casecnan tendered a fourth certificate of drawing for $24,773 to KFB which was also wrongfully dishonored.

On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

Commitments and Contingencies (continued)

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB have mutually agreed to settle the differences among them related to the Casecnan Project.
Under the settlement, KFB has agreed to pay CE Casecnan $90 million and the parties have discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. For the three months ended March 31, 1998, revenue increased to $5,084 from $4,504, a 12.9% increase. This increase is primarily a result of higher interest income in 1998 compared to the same period in 1997.

For the three months ended March 31, 1998 and 1997, interest expense was $11,544 and $11,442, respectively. For the three months ended March 31, 1998, capitalized interest increased to $5,578 from $1,746 for the same period in 1997, a 219.5% increase. The increase in capitalized interest results from higher cumulative development and construction costs. Amortization of bond issue costs for the three months ended March 31, 1998 was $294, compared to $263 for the same period in 1997. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

CE Casecnan has financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior
Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured
Floating Rate Notes due 2002, (the "Securities") pursuant to an indenture (the "Indenture") dated as of November 27, 1995, as amended to date.

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

The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with
Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively the "Replacement Contractor").

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

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and had fully mobilized and commenced engineering, procurement and construction work on the project.

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

Liquidity and Capital Resources (continued):

On September 29, 1997 CE Casecnan tendered a second certificate of drawing for $10,828 to KFB and on December 30, 1997, CE
Casecnan tendered a third certificate of drawing for $2,920 to KFB. KFB also wrongfully dishonored these draws, but pursuant to a stipulation agreed to deposit the draw amounts in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal. On March 16, 1998, CE Casecnan tendered a fourth certificate of drawing for $24,773 to KFB which was also wrongfully dishonored.

On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB have mutually agreed to settle the differences among them related to the Casecnan Project. Under the settlement, KFB has agreed to pay CE Casecnan $90 million and the parties have discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration.

CE CASECNAN WATER AND ENERGY COMPANY, INC.


PART II - OTHER INFORMATION


Item 1 -  Legal proceedings.

     See Note 3, Commitments and Contingencies, and Liquidity and Capital Resources.

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

          (i)    Not applicable

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date:   May  14,  1998       /s/ Craig M. Hammett
                                 Craig M. Hammett
                                 Senior Vice President and Chief
                                 Financial Officer


                            /s/  Patrick J. Goodman
                                 Patrick J. Goodman
                                 Vice President, Chief Accounting
                                 Officer and Controller