Form 10-Q
period 1998-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 1998-08-13
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                          JUNE 30, 1998

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of June 30, 1998.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                          June 30, 1998
                          _____________

                         C O N T E N T S

PART I:  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements

Report of Independent Public Accountants                    3

Balance Sheets, June 30, 1998 and December 31, 1997         4

Statements  of  Operations for the Three Months and
Six Months Ended June 30, 1998 and 1997 and for the
period from inception (September 21, 1994)to June 30,1998   5

Statements of Cash Flows for the Six Months Ended
June 30,1998 and 1997 and for the period from inception
(September 21, 1994) to June 30, 1998                       6

Notes to Financial Statements                               7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations               9

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                   12
Item 2. Changes in Securities                               12
Item 3. Defaults on Senior Securities                       12
Item 4. Submission of Matters to a Vote of Security Holders 12
Item 5. Other Information                                   12
Item 6. Exhibits and Reports on Form 8-K                    12

Signatures                                                  13

Exhibit 27                                                  14

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of June 30, 1998, and the related statements of operations for the three months and six months ended June 30, 1998 and the period from inception (September 21, 1994) to June 30, 1998, and cash flows for the six months ended June 30, 1998 and 1997 and the period from inception (September 21, 1994) to June 30, 1998. The financial statements are the responsibility of the Company's management.

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



Makati City, Philippines
August 12, 1998

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                         BALANCE SHEETS
        (in thousands, except share and per share amounts)
                ________________________________

                                         June 30,      December 31,
                                           1998            1997
ASSETS                                  (unaudited)
Cash                                        $  2,527     $    547
Restricted cash and short-term investments   117,683      183,607
Settlement receivable, accrued interest
  and other receivables                       84,137        2,962
Restricted investments                       123,250      126,684
Due from affiliates, net                         670          ---
Bond issue costs, net                         10,924       11,513
Development and construction costs           221,777      158,266
Deferred income tax                            8,664        8,333

   Total assets                             $569,632     $491,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses       $101,117     $ 19,192
Advances from an affiliate                       ---        3,059
Notes and bonds payable                      371,500      371,500

 Total liabilities                           472,617      393,751

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.038 per share,
 authorized 2,148,000 shares, issued and
 outstanding 767,162 shares                      29           29
Additional paid in capital                  123,807      123,807
Accumulated deficit                         (26,821)     (25,675)
Total stockholders' equity                   97,015       98,161

Total liabilities and stockholders' equity $569,632     $491,912



    The accompanying notes are an integral part of these financial statements.

               CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   UNAUDITED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share amounts)
                    ________________________________
                                                                From Inception
                         Three Months Ended   Six Months Ended (Sept. 21, 1994)
                           June 30,              June 30,              to
                            1998      1997      1998      1997   June 30, 1998
Revenues:

Interest and other income   $4,960   $5,914   $10,044   $10,418    $57,935

Total revenues               4,960    5,914    10,044    10,418     57,935

Costs and expenses:
Interest expense, net of
interest capitalized         4,966    9,189    10,932    18,885     90,754
Amortization of bond
issue costs                    295      264       589       527      2,666

Total costs and expenses     5,261    9,453    11,521    19,412     93,420

Loss before income taxes      (301)  (3,539)   (1,477)   (8,994)   (35,485)

Deferred income tax benefit     68      867       331     2,203      8,664

Net loss to common
stockholders                 $(233) $(2,672)  $(1,146)  $(6,791)  $(26,821)

Net loss per share          $(0.30) $ (3.48)  $ (1.49)  $ (8.85)  $ (38.30)

Average number of common
shares outstanding         767,162  767,162   767,162   767,162    700,356

The accompanying notes are an integral part of these financial statements.

             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                 UNAUDITED STATEMENTS OF CASH FLOWS
                           (in thousands)
                  ________________________________


                                      Six Months Ended    From Inception
                                          June 30,     (September 21, 1994)
                                      1998        1997     June 30, 1998
Cash   flows   from   operating
activities:
Net loss                             $(1,146)    $(6,791)   $(26,821)
Adjustments  to  reconcile  net
cash flows used in operating
activities:
Deferred income tax benefit             (331)     (2,203)     (8,664)
Amortization of bond issue costs         589         527       2,666
Decrease (increase) in accrued
 interest and other receivables       (1,175)      2,818      (4,137)
Increase  in  accounts  payable
 and accrued expenses                    231         174       6,686
Net cash flows used in
operating activities                  (1,832)     (5,475)    (30,270)

Cash flows from investing activities:
Additions to construction in progress(63,511)    (24,750)   (221,777)
Decrease (increase) in restricted
 cash and short-term investments      65,924      13,109    (117,683)
Decrease (increase) in restricted
 investments                           3,434      14,365    (123,250)
Increase (decrease) in accounts
 payable and accrued expenses
 related  to development and
 construction activities               1,694         618      14,431
Net cash flows provided by (used in)
 investing activities                  7,541       3,342    (448,279)

Cash flows from financing activities:
Issuance of bonds payable                  -           -     371,500
Proceeds from issuance of
 capital stock                             -           -          29
Additional paid-in capital                 -           -     123,807
Bond issue costs                           -           -     (13,590)
Increase (decrease) in advances
 from an affiliate                    (3,729)      2,369        (670)
Net cash flows provided by
 (used in) financing activities       (3,729)      2,369     481,076

Net increase in cash                   1,980         236       2,527
Cash at beginning of period              547          32           -
Cash at end of period                 $2,527      $  268    $  2,527

Supplemental disclosure:
Interest paid (net of amount
 capitalized)                        $10,701     $18,914    $84,067


The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________


1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and the period from inception (September 21, 1994) to June 30, 1998, and cash flows for the six months ended June 30, 1998 and 1997 and the period from inception (September 21, 1994) to June 30, 1998.

The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

Commitments and Contingencies (continued)

Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C.
Spa, working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and had fully mobilized and commenced engineering, procurement and construction work on the project.

In connection with the Hanbo Contract termination CE Casecnan tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB mutually agreed to settle the
differences  among  them  related to  the  Casecnan  Project.   Under
the settlement, KFB agreed to pay CE Casecnan $90,000 and the parties have discontinued with prejudice the pending arbitration
and   litigation  proceedings  and  released  each  other  from   all
claims   arising   out  of  the  litigation  and   arbitration.    In
accordance   with   the  terms  of  such  settlement,   CE   Casecnan
received $10,000 from KFB on April 17, 1998 and the remaining $80,000, including interest, on July 3, 1998. The receipt of the $10,000 and the accrual of the receivable for the remaining $80,000 were included in accounts payable and accrued expenses, pending final determination of actual transition costs and damages incurred by the Company.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Revenue decreased in the second quarter of 1998 to $4,960 from $5,914 in the same period in 1997, a 16.1% decrease. For the six months ended June 30, 1998, revenue decreased to $10,044 from $10,418, a 3.6% decrease. These decreases are primarily a result of lower cash balances due to construction draws.

Interest expense in the second quarter of 1998 was $11,500 compared to $11,469 for the same period in 1997. For the six months ended June 30, 1998 and 1997, interest expense was $23,044 and $22,911, respectively. Capitalized interest in the second quarter 1998 increased to $6,534 from $2,280 for the same period in 1997, a 186.6% increase. For the six months ended June 30, 1998, capitalized interest increased to $12,112 from $4,026 for the same period in 1997, a 200.8% increase. The increases in capitalized interest result from higher cumulative development and construction costs. Amortization of bond issue costs for the three and six month periods ended June 30, 1998 was $295 and $589 respectively, compared to $264 and $527 for the same periods in 1997. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

Liquidity and Capital Resources:

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

Liquidity and Capital Resources (continued):

The  Casecnan  Project  was being constructed pursuant  to  a  fixed-
price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation
("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement
Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and had fully mobilized and commenced engineering, procurement and construction work on the project.

In connection with the Hanbo Contract termination, CE Casecnan tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB mutually agreed to settle the differences among them related to the Casecnan Project. Under the settlement, KFB agreed to pay CE Casecnan $90,000 and the parties have discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, CE Casecnan received $10,000 from KFB on April 17, 1998 and the remaining $80,000, including interest, on July 3, 1998.

The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management believes that it will substantially complete the year 2000 implementation before January 1, 2000 and that the related costs and potential effect should not have a material financial impact on the Company.

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

Item 6 -  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

     Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K:

     (i)   The Company filed a Current Report on Form 8-K dated April
       8, 1998 reporting the New York Appellate Court order for Korea First Bank to honor draws on an irrevocable standby letter of credit issued by Korea First Bank for the benefit of the Company.
     (ii)  The Company filed a Current Report on Form 8-K dated
       April 17, 1998 reporting settlement with Korea First Bank, Hanbo Corporation, Hanbo Engineering & Construction Company, Ltd. and Hanbo Steel Company, Ltd.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date:   August  13,  1998   /s/ Craig M. Hammett
                            Craig M. Hammett
                            Senior Vice President and Chief Financial Officer


                            /s/  Patrick J. Goodman
                            Patrick J. Goodman
                            Vice President,
                            Chief Accounting Officer & Controller