Form 10-Q
period 1998-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 1998-11-13
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                       SEPTEMBER 30, 1998

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of September 30, 1998.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                       September 30, 1998
                          _____________

                         C O N T E N T S

PART I:  FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements

Report of Independent Public Accountants                                    3

Balance Sheets, September 30, 1998 and December 31, 1997                    4

Statements of Operations for the Three Months and Nine Months
 Ended September 30, 1998 and 1997 and for the period from inception
 (September 21, 1994) to September 30,1998                                  5

Statements of Cash Flows for the Nine Months Ended September  30,
 1998 and 1997 and for the period from inception (September 21, 1994)
 to September 30, 1998                                                      6

Notes to Financial Statements                                               7

Item   2.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations                              9

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                                   12
Item 2. Changes in Securities                                               12
Item 3. Defaults on Senior Securities                                       12
Item 4. Submission of Matters to a Vote of Security Holders                 12
Item 5. Other Information                                                   12
Item 6. Exhibits and Reports on Form 8-K                                    12

Signatures                                                                  13

Exhibit 27                                                                  14

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of September 30, 1998, and the related statements of operations for the three months and nine months ended September 30, 1998 and 1997 and the period from inception (September 21, 1994) to September 30, 1998, and cash flows for the nine months ended September 30, 1998 and 1997 and the period from inception (September 21, 1994) to September 30, 1998. The financial statements are the responsibility of the Company's management.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 1997, and the related statements of operations for the year ended December 31, 1997, and for the period from inception (September 21, 1994) to December 31, 1997, changes in stockholders' equity for the period from date of inception (September 21, 1994) to December 31, 1997 and cash flows for the year ended December 31, 1997, and for the period from inception (September 21, 1994) to December 31, 1997 (not presented separately herein) and, in our report dated January 23, 1998, we expressed an unqualified opinion on those financial statements.


SYCIP, GORRES, VELAYO & CO.



Makati City, Philippines
November 12, 1998

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                         BALANCE SHEETS
        (in thousands, except share and per share amounts)
                ________________________________

                                         September      December
                                          30, 1998      31, 1997
ASSETS                                  (unaudited)
Cash                                      $    2,123    $     547
Restricted cash and short-term               179,969      183,607
investments
Accrued interest and other receivables         3,037        2,962
Restricted investments                       122,089      126,684
Bond issue costs, net                         10,629       11,513
Development and construction costs           233,514      158,266
Deferred income tax
                                               8,445        8,333

Total assets                              $  559,806    $ 491,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses     $   90,243    $  19,192
Advances from an affiliate                       247        3,059
Notes and bonds payable                      371,500      371,500

 Total liabilities                           461,990      393,751

Commitments and contingencies

Stockholders' equity:
Common stock - par value $0.038 per
 share, authorized  2,148,000 shares,
 issued and outstanding 767,162 shares            29           29
Additional paid in capital                   123,807      123,807
Accumulated deficit                          (26,020)     (25,675)
Total stockholders' equity                    97,816       98,161

Total liabilities and stockholders'equity  $ 559,806    $ 491,912


    The accompanying notes are an integral part of these financial statements.

                CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   UNAUDITED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share amounts)
                    ________________________________
                                                               From Inception
                         Three Months Ended  Nine Months Ended (Sept. 21, 1994)
                            September 30,       September 30,     to Sept. 30,
                            1998      1997      1998      1997        1998
Revenues:

Interest and other income $ 5,159  $  3,893   $ 15,203   $ 14,311  $ 63,094

Total revenues              5,159     3,893     15,203     14,311    63,094

Costs and expenses:
Interest expense, net of
interest capitalized        3,844     7,630     14,776     26,515    94,598
Amortization of bond
issue costs                   295       263        884        790     2,961

Total costs and expenses    4,139     7,893     15,660     27,305    97,559

Income (loss) before
income taxes                1,020    (4,000)      (457)   (12,994)  (34,465)

Deferred income tax
benefit (expense)            (219)      984        112      3,187     8,445

Net income (loss) to
common stockholders       $   801   $(3,016)    $ (345)   $(9,807) $(26,020)

Net income (loss) per
share                     $  1.04   $ (3.93)    $(0.45)   $(12.78) $ (36.93)

Average number of common
shares outstanding        767,162   767,162    767,162    767,192   704,537

     The accompanying notes are an integral part of these financial statements.

             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                 UNAUDITED STATEMENTS OF CASH FLOWS
                           (in thousands)
                  ________________________________


                                      Nine Months Ended    From Inception
                                        September 30,   (September 21, 1994)
                                       1998        1997   to Sept. 30, 1998
Cash   flows   from   operating
activities:
Net loss                            $  (345)    $(9,807)   $(26,020)
Adjustments  to  reconcile  net
 loss to net cash provided
 by (used in) operating activities:
Deferred income tax benefit            (112)     (3,187)     (8,445)
Amortization of bond issue costs        884         790       2,961
Increase in accrued interest and
 and other receivables                  (75)     (1,324)     (3,037)
Increase in accounts payable
 and accrued expenses                 9,439       9,893      15,894
Net cash provided by (used in)
 operating activities                 9,791      (3,635)    (18,647)

Cash flows from investing activities:
Additions to construction in
 progress                           (75,248)    (76,011)   (233,514)
Decrease (increase) in restricted
 cash and short-term investments      3,638      85,690    (179,969)
Decrease (increase) in restricted
 investments                          4,595      (8,214)   (122,089)
Increase in accounts payable and
 accrued expenses related to development
 and construction activities         61,612         618      74,349
Net cash provided by (used in)
 investing activities                (5,403)      2,083    (461,223)

Cash flows from financing activities:
Issuance of bonds payable                 -           -     371,500
Proceeds from issuance of
 capital stock                            -           -          29
Additional paid-in capital                -           -     123,807
Bond issue costs                          -           -     (13,590)
Increase (decrease) in advances
 from an affiliate                   (2,812)      1,650         247
Net cash provided by (used in)
 financing activities                (2,812)      1,650     481,993
Net increase in cash                  1,576          98       2,123
Cash at beginning of period             547          32           -
Cash at end of period               $ 2,123      $  130    $  2,123
Supplemental disclosure:
Interest paid (net of amount
 capitalized)                       $(1,118)    $10,483    $ 78,704


   The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________


1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and the period from inception
(September 21, 1994) to September 30, 1998, and cash flows for the nine months ended September 30, 1998 and 1997 and the period from inception (September 21, 1994) to September 30, 1998.

The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

3.   Commitments and Contingencies

The  Casecnan  Project  was being constructed pursuant  to  a  fixed-
price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation
("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new fixed-price, date-certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa, working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

In connection with the Hanbo Contract termination CE Casecnan tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request,  CE  Casecnan  filed  an action  against  KFB  in  New  York
State Court.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

Commitments and Contingencies (continued)

On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo
Contract and sought damages. On October 10, 1997 CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB mutually agreed to settle the differences among them related to the Casecnan Project. Under the settlement, KFB agreed to pay CE Casecnan $90,000 and the parties discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, CE Casecnan received $10,000 from KFB on April 17, 1998 and the remaining $80,000, including interest thereon, on July 3, 1998. The receipt of the $90,000 was originally included in accounts payable and accrued expenses and is being released periodically to offset costs which were, and will be, incurred over the remainder of the construction period.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income increased in the third quarter of 1998 to $5,159 from $3,893 in the same period in 1997, a 33% increase. For the nine months ended September 30, 1998, interest income increased to $15,203 from $14,311, a 6% increase. These increases are primarily due to higher cash balances due to the receipt of the Hanbo settlement proceeds, which were partially offset by construction draws.

Interest expense in the third quarter of 1998 was $10,962 compared to $11,509 for the same period in 1997. For the nine months ended September 30, 1998 and 1997, interest expense was $34,005 and $34,420, respectively. Capitalized interest in the third quarter 1998 increased to $7,118 from $3,879 for the same period in 1997, a 84% increase. For the nine months ended September 30, 1998, capitalized interest increased to $19,229 from $7,905 for the same period in 1997, a 143% increase. The increases in capitalized interest result from higher cumulative development and construction costs. Amortization of bond issue costs for the three and nine month periods ended September 30, 1998 was $295 and $884, respectively, compared to $263 and $790 for the same periods in 1997. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

Liquidity and Capital Resources:

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior
Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured
Floating Rate Notes due 2002 (the "Securities"), pursuant to an indenture (the "Indenture") dated as of November 27, 1995, as amended to date.

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

Liquidity and Capital Resources (continued):

The  Casecnan  Project  was being constructed pursuant  to  a  fixed-
price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation
("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new fixed-price, date-certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and had fully mobilized and commenced engineering, procurement and construction work on the project. Construction of the Casecnan Project is expected to be completed in 2000.

In connection with the Hanbo Contract termination, CE Casecnan tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action against KFB in New York State Court.

On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo
Contract and sought damages. On October 10, 1997 CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB mutually agreed to settle the differences among them related to the Casecnan Project. Under the settlement, KFB agreed to pay CE Casecnan $90,000 and the parties discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, CE Casecnan received $10,000 from KFB on April 17, 1998 and the remaining $80,000, including interest thereon, on July 3, 1998.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Liquidity and Capital Resources (continued):

What  is  generally known as the year 2000 ("Y2K")  computer  problem arose  because  many existing computer programs  and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material  Y2K  problem  could result in  an  interruption  in,  or  a
failure   of,  certain  normal  business  activities  or  operations.
Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The   Y2K   problem   creates  uncertainty  for  the   Company   from
potential  problems  in  its  own computer  systems  and  from  third
parties with whom the Company deals  on   transactions worldwide. The
Company's operations utilize systems and equipment provided by other organizations. As a result, Y2K readiness of suppliers,
vendors,   service   providers   or  customers   could   impact   the
Company's operations. The Company is assessing the readiness of such constituent entities and the impacts on those entities that rely upon the Company's services. The Company is unable to determine at this time whether the consequences of Y2K failures of third parties will have a material impact on the Company's results of operations, liquidity, or financial condition.

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K problem. This project involves use of a worldwide Y2K project team to identify, assess and correct all of its information technology (IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in process of repairing or replacing those systems which are not year 2000 compliant. As the Casecnan Project is expected to be in construction through the second quarter of the year 2000, the Y2K problem in regard to Casecnan's operational assets  can  not  be  tested  by the Company  until  construction  is complete. This compliance is the obligation of the contractor until completion of construction.

Total Y2K expenditures, for both repairing or replacing non-compliant systems, are expected to be immaterial. The Company is not aware of any additional material costs needed to be incurred to bring all of its systems into compliance however, there is no assurance that additional costs will not be incurred.

Any   unforeseen  failures  of  the  Company  and/or  third  parties'
computer  systems  could  have a material  impact  on  the  Company's
ability  to  conduct  its  business.  Accordingly,  the  Company   is
developing a formal contingency plan that is expected to be completed by mid year 1999 to mitigate any potential business interruption.

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



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: November  12,  1998    /s/ Craig M. Hammett
                                 Craig M. Hammett
                                 Senior Vice President and
                                 Chief Financial Officer


                            /s/  Patrick J. Goodman
                                 Patrick J. Goodman
                                 Vice President, Chief Accounting Officer
                                 & Controller