Form 10-K
period 1998-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 1999-03-30
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998
                 Commission File No. 333-00608

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

      767,162 shares of Common Stock, $0.038 par value, were outstanding on March 23, 1999.

     Documents incorporated by reference:  N/A

                        TABLE OF CONTENTS
PART I                                                          3
ITEM 1.  BUSINESS                                               3
GENERAL                                                         3
PROJECT                                                         3
 THE EXPANDING PHILIPPINE AGRICULTURE SECTOR AND POWER MARKETS  5
 AGRICULTURE                                                    5
 POWER                                                          6
TERMS OF THE SECURITIES                                         6
 GENERAL                                                        6
 PAYMENT OF PRINCIPAL AND INTEREST                              6
 PRIORITY OF PAYMENTS                                           7
 DEBT SERVICE RESERVE FUND                                      8
 OPTIONAL REDEMPTION                                            8
 MANDATORY REDEMPTION                                           8
 CHANGE IN CONTROL PUT                                          8
 DISTRIBUTIONS                                                  9
 RANKING AND SECURITY FOR THE SECURITIES                        9
 RATINGS                                                        9
 NATURE OF RECOURSE ON THE SECURITIES                           9
 INCURRENCE OF ADDITIONAL DEBT                                 10
 PRINCIPAL COVENANTS                                           11
 INSURANCE                                                     11
 REGULATORY MATTERS                                            12
 EMPLOYEES                                                     12
ITEM 2.  PROPERTIES                                            12
ITEM 3.  LEGAL PROCEEDINGS                                     12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   13
PART II                                                        14
ITEM 5.  MARKET FOR COMPANY'S EQUITY AND RELATED STOCKHOLDER
MATTERS                                                        14
ITEM 6.  SELECTED FINANCIAL DATA                               14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            14
ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
RISK                                                           16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           18
          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS             19
          BALANCE SHEETS                                       20
          STATEMENTS OF OPERATIONS                             21
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY        22
          STATEMENTS OF CASH FLOWS                             23
          NOTES  TO FINANCIAL STATEMENTS                       24
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                            30
PART III                                                       31
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY      31
ITEM 11.  EXECUTIVE COMPENSATION                               33
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT                                                     33
 DESCRIPTION OF CAPITAL STOCK                                  33
 PRINCIPAL HOLDERS                                             33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       34
SIGNATURES                                                     35
INDEX TO EXHIBITS                                              36

PART I

Item 1.  Business

General

     CE Casecnan Water and Energy Company, Inc. ("Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan Project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). After the completion of the aforementioned project, the Company is expected to be owned at least 70% (subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations) by MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. ("MidAmerican"), through its wholly owned subsidiary CE Casecnan Ltd. The ownership percentage held by the minority shareholders may be reduced in certain circumstances and such reduction would result in a corresponding increase in the ownership percentage of the Company held by affiliates of MidAmerican.

      The Securities (described herein) are recourse only to  the
Company.   MidAmerican has not guaranteed directly or  indirectly
the payment or performance of any Company obligations.

      The Company's principal executive office is located at 6750 Ayala Avenue, 24th Floor, Makati, Metro Manila, Philippines, and its telephone number is 632 892 0276. The Company's principal office will be located in Pantabangan in the Province of Nueva Ecija, Philippines.

Project

      The Casecnan Project is located in the central part of  the
island   of  Luzon.   It  will  consist  generally  of  diversion
structures in the Casecnan and Taan Rivers that will capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake adit from the Taan to the Casecnan River), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the
water  transfer,  the  elevation  differences  between  the   two
watersheds will allow electrical energy to be generated at a new 150 net MW rated capacity power plant, which will be constructed in a underground powerhouse cavern located at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of
electricity  in  the  Philippines.   Since  the  water  has  been
determined  to  remain  suitable for  irrigation  throughout  the
Casecnan   Project   operations  of  capturing,   diverting   and
transferring the water, other than removing sediments at the diversion structures, no treatment will be required. Once in the reservoir at Pantabangan, the water will be under the control of,
and   for   the   use  of  the  Philippine  National   Irrigation
Administration ("NIA").

      The Casecnan Project's diversion structures will be capable of storing flows from the Casecnan and Taan Rivers over a number of hours, and then discharging that stored water through the transbasin tunnel and new powerhouse during the 12 hours (8:00 a.m. through 8:00 p.m.) coinciding with peak electrical demand hours. Tunnel flows and water depths behind the diversion structures will be regulated by in-tunnel valves in front of the powerhouse turbines controlled by the operators at the powerhouse control room.

     In early 1994, President Fidel Ramos recognized the need for an irrigation and hydroelectric project that would provide increased water flows for irrigation to the rice growing area of Central Luzon, would be environmentally sound, technically feasible and economically viable, and would involve no flooding or relocation of local residents. At that time, he directed the

Philippine Department of Agriculture and NPC to work together with other interested agencies to develop a combined irrigation and hydroelectric project. Shortly thereafter, the Philippine government was approached by the Company with a proposal for a project to be developed in the Casecnan area on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company as developer would agree to build, own and operate the Casecnan Project during the construction period and a twenty-year cooperation period, after which ownership and operation of the Project would be transferred to the NIA and NPC at no cost. After conclusion of a public solicitation for competing proposals, NIA selected the Company as the BOOT developer and entered into the Project Agreement with the Company. The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines.

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

      CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000,000 of its 11.45% Senior Secured Series A Notes due 2005 (the "Series A Securities") and $171,500,000 of its 11.95% Senior Secured Series B Bonds due 2010 (the "Series B Securities") and $75,000,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture").

      The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On the same date, the Company entered into a new fixed-price, date certain turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

      In connection with the Hanbo Contract termination, the Company tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, the Company filed an action against KFB in New York State Court.

      On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce. The Request of Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request of Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

      On April 17, 1998, the Company and Hanbo, HECC, Hanbo Steel Company and KFB mutually agreed to settle the differences among them related to the Project. Under the settlement, KFB agreed to pay the Company $90 million and the parties discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, the Company received $10 million from KFB on
April 17, 1998 and the remaining balance of $80 million, including interest thereon, on July 3, 1998.

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

      The Casecnan watershed is one of the last remaining substantial sources of water available to provide irrigation water to Central Luzon, the most significant rice-producing region in the Philippines. NIA estimates that the Casecnan Project will divert sufficient water to irrigate the equivalent of at least 50,000 additional hectares of agricultural land in the Central Luzon Valley, which could produce an additional 465,000 tons or more of rice per year with a direct annual net production value to the Philippines of approximately 2.03 billion pesos (U.S. $52 million). The increased production resulting from the additional irrigation water is expected to contribute significantly to the Philippines' goal to become self-sufficient in rice production.

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

                     TERMS OF THE SECURITIES
General

     In June 1996, the Company exchanged (i) $125,000,000 aggregate principal amount of the Series A Securities for an equal principal amount of New Series A Securities, and (ii) $171,500,000 aggregate principal amount of the Series B Securities for an equal amount of New Series B Securities. The Series A Securities and Series B Securities are sometimes referred to herein as the "Old Securities", and the New Series A Securities and the New Series B Securities are sometimes referred to herein as the "New Securities". The New Securities are the obligations of the Company evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that
(i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and (ii) the New Securities will not provide for any increase in the interest rate thereon.

      Simultaneously with the offering of the Old Securities the Company also issued and sold $75,000,000 aggregate principal amount of LIBOR Plus 3.00% Senior Secured Floating Rate Notes Due November 15, 2002 ("FRNs") that rank pari passu with and share the collateral on a pro rata basis with the Old Securities and the New Securities and are entitled to the benefits of the Indenture and the Depositary Agreement. The Old Securities, New Securities and FRNs are collectively referred to herein as the "Securities".

     The Securities are direct obligations of the Company, secured by the Company Collateral.

Payment of Principal and Interest

      Interest on the New Securities is payable semiannually on each May 15 and November 15 (the "New Securities Interest Payment Date"), commencing May 15, 1996, to the registered Holders thereof at the close of business on the May 1 and November 1, as the case may be, preceding each New Securities Interest Payment Date. The initial average life of the Series A Securities was
8.84 years, and the initial average life of the Series B Securities was 11.57 years.

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

     The $75,000,000 principal of the FRNs due November 15, 2002 are payable in semiannual installments, commencing November 15, 2000, as follows:

                              Percentage of Principal
Payment Date                       Amount Payable

November 15, 2000                       25.00%
May 15, 2001                            19.50%
November 15, 2001                       20.00%
May 15, 2002                            18.00%
November 15, 2002                       17.50%

      The FRNs bear interest at LIBOR plus 3.00% per annum and will be payable quarterly on each February 15, May 15, August 15, and November 15, commencing on February 15, 1996, to the registered Holders thereof at the close of business on the preceding February 1, May 1, August 1, and November 1, as the case may be.

Priority of Payments

      Prior to Completion of the Casecnan Project (as defined in the Turnkey Construction Contract), all net proceeds of the Securities and any Liquidated Damages Proceeds will be deposited in the Construction Fund and disbursed to pay for budgeted construction or restoration costs, including interest and, if applicable, principal on the Securities.

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

Optional Redemption

      On and after the seventh anniversary of the Closing (as defined in the Trust Indenture) of the Casecnan Project financing, the New Series A Securities are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date.

      The New Series B Securities are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the Redemption Date plus a premium, calculated to "make whole" to comparable U.S. treasury securities plus 150 basis points.

       After completion, the FRN's are subject to optional redemption by the Company, in whole or in part, pro rata at par plus accrued interest, on any FRN interest payment date.

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

     (e) the Debt Service Reserve Fund has a balance equal to or greater than the Debt Service Reserve Fund Required Balance.

Ranking and Security for the Securities

      The New Securities and the FRNs are, Senior Debt of the Company and are secured by (a) an assignment of all revenues received by the Company from the Project; (b) a collateral assignment of all material contracts; (c) a Lien on any accounts and funds on deposit under the Depositary Agreement; (d) a pledge of approximately 100% of the capital stock of the Company, subject to release in certain circumstances relating to accessing political risk insurance for the benefit of the shareholders; and
(e) a Lien on all other material assets and property interests of the Company. The Securities will rank pari passu with and will share the Collateral on a pro rata basis with certain other Senior Secured Debt, if any (provided that the Debt Service Reserve Fund shall be collateral solely for the obligations under the Securities). The proceeds of any political risk insurance covering the capital investment will not be part of the collateral for the Securities. While under the Indenture the Company may incur certain Permitted Debt senior to the Securities, it has no present intention to do so.

Ratings

      Moody's and Standard & Poor's have assigned the Securities ratings of "Ba2" and "BB+", respectively. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable Rating Agency, if, in such Rating Agency's judgment, circumstances so warrant.

Nature of Recourse on the Securities

      The Company's obligations to make payments of principal or, premium, if any, and interest on the New Securities and FRNs are, obligations solely of the Company secured solely by the
Collateral.   Neither  the shareholders of the  Company  nor  any
Affiliate, including MidAmerican, incorporator, officer, director or employee thereof or of the Company guaranteed the payment of, nor have any obligation with respect to payment of the Securities, except to the extent that affiliates of MidAmerican who are stockholders of the Company have pledged their capital stock in the Company as security for the notes and bonds issued by the Company. As a result, payment of the

Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

      (j) Permitted Refinancing Debt, if, as certified by an authorized officer of the Company at the time of incurrence,
(A)(i) after giving effect to the incurrence of such Debt, (x) the minimum projected Debt Service Coverage Ratio for the next four consecutive fiscal quarters in which such Debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.5 to 1, and (y) for each subsequent fiscal year through the Final Maturity Date, the average project Debt Service Coverage Ratio will not be less than 2.0 to 1, and
(ii) the final maturity and average life of the Debt incurred each exceed those of the Debt remaining, (B) each principal payment equals that of each corresponding principal payment of the Debt being replaced or (C) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade; and,

      (k) Debt incurred by the Company prior to Completion as necessary for financing, engineering, construction, completion, testing and start-up of the Project in accordance with an Approved Completion Plan in order to achieve Completion ("Pre-Completion Additional Debt"), provided that (i) the Rating Agencies confirm that the incurrence of such Debt will not result in a Rating Downgrade; or (ii)(A) the Independent Engineer has confirmed (subject to customary assumptions and qualifications) as reasonable the technical feasibility of the Approved Completion Plan including a certification that (subject to customary assumptions and qualifications) the net proceeds of such Debt and other funds available to the Company (from Liquidated Damages Proceeds or otherwise) are reasonably expected to be sufficient to fund the costs of reaching Completion; and
(B) the Company certifies at the time of incurrence (with customary assumptions and qualifications) that (x) the Approved Completion Plan is technically feasible and prudent, (y) after giving effect to the incurrence of such Debt, the minimum projected Debt Service Coverage Ratio for the four fiscal quarters commencing with the quarter that commences immediately after the projected date of commercial operation of the Casecnan Project, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.3 to 1, and (z) after giving effect to incurrence of such Debt, the average projected Debt Service Coverage Ratio for all succeeding Fiscal Years until the Final Maturity Date will not be less than 1.5 to 1.

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

Item 2.  Properties

CE Casecnan does not separately own or lease office space but has arranged for a separate suite at the offices of MidAmerican's affiliate in Manila.

Item 3.  Legal Proceedings

      The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On the same date, the Company entered into a new fixed-price, date certain turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

      In connection with the Hanbo Contract termination, the Company tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, the Company filed an action against KFB in New York State Court.

      On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce. The Request of Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request of Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

      On April 17, 1998, the Company and Hanbo, HECC, Hanbo Steel Company and KFB mutually agreed to settle the differences among them related to the Project. Under the settlement, KFB agreed to pay the Company $90 million and the parties discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, the Company received $10 million from KFB on
April 17, 1998 and the remaining balance of $80 million, including interest thereon, on July 3, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item  5.   Market  for  Company's Equity and Related  Stockholder
Matters.

     Not Applicable.

Item 6.  Selected Financial Data

Dollars in Thousands Except Per Share Amounts


                                          Year Ended December 31,
                                1998        1997        1996      1995
Total revenue                 $19,533    $19,786      $25,611   $ 2,494
Net income (loss) to common
    stockholders                  381    (11,264)     (13,211)   (1,200)
Net income (loss) per share      0.50     (14.68)      (17.22)    (2.09)
Total assets                  553,433    491,912      490,162   501,160
Total liabilities             454,891    393,751      380,737   378,524
Notes and bonds payable       371,500    371,500      371,500   371,500
Stockholders' equity           98,542     98,161      109,425   122,636

Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Dollars in thousands, expect per share amounts

Results of Operations:

   The  Company  is  in the construction stage and  has  not  yet
started  commercial  operations as of  December  31,  1998.   The
quarter and year ended December 31, 1998 revenue of $4,330 and $19,533, respectively, consists of interest income on cash and investment balances. The quarter and year ended December 31, 1998 interest expense of $11,023 and $45,028, respectively, less amounts capitalized of $7,932 and $27,161, respectively, and amortization of bond issue costs of $295 and $1,179, respectively, are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:

      In November 1995 the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

      CE Casecnan, which is expected to be indirectly owned at least 70% by MidAmerican, is developing the Casecnan Project under the terms of the Project Agreement ("Project Agreement") between CE Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to the Philippine National Power Corporation ("NPC"), although NIA's obligations to CE Casecnan under the Project

Agreement are not dependent on the purchase of the electricity from NIA by NPC. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars.

      The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On the same date, the Company entered into a new fixed-price, date certain turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

      In connection with the Hanbo Contract termination, the Company tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, the Company filed an action against KFB in New York State Court.

      On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce. The Request of Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request of Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

      On April 17, 1998, the Company and Hanbo, HECC, Hanbo Steel Company and KFB mutually agreed to settle the differences among them related to the Project. Under the settlement, KFB agreed to pay the Company $90,000 and the parties discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, the Company received $10,000 from KFB on April 17, 1998 and the remaining balance of $80,000, including interest thereon, on July 3, 1998.

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

     The securities are subject to certain optional and mandatory redemption schemes as provided for in the Casecnan Indenture.

      The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm's length transactions or agreements with affiliates; material change in the Turnkey Construction Contract; and sale, lease, or transfer of properties material to the Project, among others.

     What is generally known as the year 2000 ("Y2K") computer issue arose because many existing computer programs and embedded systems use only the last two digits to refer to a year.

Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material Y2K item could result in an interruption in, or a failure of, certain normal business activities or operations including the generation, distribution, and supply of electricity. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

     The Y2K issue creates uncertainty for the Company from potential issues with its own computer systems and from third parties with whom the Company deals on transactions worldwide. The Company's operations utilize systems and equipment provided by other organizations. As a result, Y2K readiness of suppliers, vendors, service providers or customers could impact the Company's operations. The Company is assessing the readiness of such constituent entities and the impacts on those entities that rely upon the Company's services. The Company is unable to determine at this time whether the consequences of Y2K failures of third parties will have a material impact on the Company's results of operations, liquidity or financial condition.

     The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K issue. The Company created a worldwide Y2K project team to identify, assess and correct all of its information technology
(IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not year 2000 compliant. As the Casecnan Project is expected to be in construction through the second quarter of the year 2000, the Y2K problem in regard to Casecnan's operational assets can not be tested by the Company until construction is complete. This compliance is the obligation of the contractor until completion of construction.

     Total Y2K expenditures, for both repairing or replacing non-compliant systems, are expected to be immaterial. The Company is not aware of any additional material costs needed to be incurred to bring all of its systems into compliance; however, there is no assurance that additional costs will not be incurred.

     Although management believes that the Y2K project will be substantially complete before January 1, 2000, any unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Accordingly, the Company is developing a formal contingency plan that is expected to be completed by mid year 1999 to mitigate any potential business interruption.

Item  7A.  Qualitative and Quantitative Disclosures About  Market
Risk

     The following discussion of the Company's exposure to various market risks contains "forward-looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company. Actual results could differ materially from those projected in the forward-looking information.

Interest Rate Risk

     At December 31, 1998, the Company had fixed-rate long-term debt of $296,500 in principal amount and having a fair value of $241,998. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $18,300 if interest rates were to increase by 10% from their levels at December 31, 1998. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 1998, the Company had floating-rate obligations of $75,000 which expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 1998 levels, the Company's consolidated interest expense would increase by approximately $53 each month in which such increase continued based upon December 31, 1998 principal balances.

     Certain information included in this report contains forward-looking statements made pursuant to the Private Securities
Litigation  Reform Act of 1995 "(Reform Act").   Such  statements
are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development and construction uncertainty, operating uncertainty, uncertainties
relating  to  doing  business  outside  of  the  United   States,
uncertainties relating to international economic and political conditions and uncertainties regarding the impact of regulations,
changes   in   government  policy,  industry   deregulation   and
competition.   The  Company assumes no responsibility  to  update
forward-looking information contained herein.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants                                    19

Balance Sheets, December 31, 1998 and 1997                                  20

Statements of Operations for the Years Ended December 31, 1998,
1997 and 1996 and for the Period from Inception (September 21, 1994)
to December 31, 1998                                                        21
Statements of Changes in Stockholders' Equity for the Period from
Inception (September 21, 1994) to December 31, 1998                         22

Statements of Cash Flows for the Years Ended December 31, 1998,1997
and 1996 and for the Period from Inception (September 21, 1994)
to December 31, 1998                                                        23

Notes to Financial Statements                                               24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.


We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 and for the period from the date of inception (September 21, 1994) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 1998 and 1997, and the results of its operations, the changes in stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from the date of inception (September 21, 1994) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.






SyCip Gorres Velayo & Co.
An Arthur Andersen Member Firm


Makati City, Philippines
January 20, 1999

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(Presented in United States Dollars)
(Dollars in Thousands, Except Par Value Amount)

                                                          1998          1997
ASSETS
Cash                                                   $  1,996      $    676
Restricted Cash and Short-term Investments              145,958       183,478
Accrued Interest Receivable                               3,014         2,962
Restricted Investments                                  122,341       126,684
Bond Issue Costs - net                                   10,334        11,513
Development and Construction Costs                      261,563       158,266
Deferred Income Tax - net                                 8,227         8,333
                                                       $553,433      $491,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                  $ 82,635      $ 19,192
Advances from an Affiliate                                  756         3,059
Notes and Bonds Payable                                 371,500       371,500
Commitments and Contingencies
Stockholders' Equity
Capital stock -$0.038 par value
     Authorized - 2,148,000 shares
     Issued - 767,162 shares                                 29            29
Additional paid-in capital                              123,807       123,807
Accumulated Deficit                                     (25,294)      (25,675)
                                                         98,542        98,161
                                                       $553,433      $491,912

See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
AND FOR THE PERIOD FROM THE DATE OF INCEPTION (SEPTEMBER 21,1994)
TO DECEMBER 31, 1998
(Presented in United States Dollars)
(Dollars in Thousands, Except Per Share Amounts)

                                                                     From the
                                                                     Date of
                                                                    Inception
                                                                   (September
                                                                    21, 1994)
                                                                   to December
                                     1998       1997       1996      31, 1998

Interest Income                    $19,533    $19,786    $25,611     $67,423

Expenses

Interest - net of interest
 capitalized                        17,867     33,653     41,903      97,688

Amortization of bond issue costs     1,179      1,053        949       3,256
costs

                                    19,046     34,706     42,852     100,944

Income (loss) before income tax        487    (14,920)   (17,241)    (33,521)

Benefit from (provision for)
  deferred income tax                 (106)     3,656      4,030       8,227

Net income (loss)                     $381   ($11,264)  ($13,211)   ($25,294)

Net income (loss) per share        $  0.50    $(14.68)   $(17.22)    $(35.71)

Average number of common shares
outstanding                        767,162    767,162    767,162     708,225

See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM THE DATE OF INCEPTION (SEPTEMBER 21, 1994)
TO DECEMBER 31, 1998
(Presented in United States Dollars)
(Dollars in Thousands, Except Par Value Amount)

                             Outstanding Common Additional
                                Common   Stock    Paid-in  Deficit  Total
                                Shares            Capital

Balance, September 21, 1994          -      $-        $-       $-       $-

Issuance of common shares
  at $0.038 par value          537,014      20       530        -      550
Balance, December  31, 1994    537,014      20       530        -      550
Additional issuance of
  common shares                230,148       9         -        -        9

Additional paid-in capital           -       -   123,277        -  123,277
Net loss                             -       -         -   (1,200)  (1,200)
Balance, December 31,1995      767,162      29   123,807   (1,200) 122,636
Net loss                             -       -         -  (13,211) (13,211)
Balance, December 31,1996      767,162      29   123,807  (14,411) 109,425
Net loss                             -       -         -  (11,264) (11,264)
Balance, December 31,1997      767,162      29   123,807  (25,675)  98,161
Net income                           -       -         -      381      381
Balance, December 31,1998      767,162     $29  $123,807 ($25,294) $98,542

See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
AND FOR THE PERIOD FROM THE DATE OF INCEPTION (SEPTEMBER 21,1994)
TO DECEMBER 31, 1998
(Presented in United States Dollars)
(Dollars in Thousands)
                                                               From the Date of
                                                                 Inception
                                                               (September 21,
                                                                  1994) to
                                                                December 31,
                                     1998     1997     1996         1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                    $381  ($11,264) ($13,211)   ($25,294)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in)operating activities:
  Amortization of bond issue costs  1,179     1,053       949       3,256
  Provision for (benefit from)
   deferred income tax                106    (3,656)   (4,030)     (8,227)
  Changes in assets and liabilities:
   Decrease (increase) in
    accrued interest receivable       (52)    1,996    (2,138)     (3,014)
   Increase in accounts payable
    and accrued expenses            2,195       360     1,829       8,650
Net cash provided by (used in)
  operating activities              3,809   (11,511)  (16,601)    (24,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to development and
  construction costs             (103,297) (107,474)  (42,453)   (261,563)
Decrease (increase)in restricted:
    Cash and short-term
      investments                  37,520   (39,356)   91,729    (145,958)
    Investments                     4,343   146,331   (34,550)   (122,341)
Increase in accounts payable and
  accrued expenses related to
  development and construction
  costs                            61,248    10,029     1,302      73,985
Net cash provided by (used in)
  investing activities               (186)    9,530    16,028    (455,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in:
  Advances from an affiliate       (2,303)    2,625      (639)        756
  Accounts payable and accrued
  expenses related to financing
  activities                            -         -      (279)          -
Increase in bond issue costs            -         -      (173)    (13,590)
Proceeds from issuance of:
  Capital stock                         -         -         -          29
  Notes and bonds payable               -         -         -     371,500
Additional paid-in capital              -         -         -     123,807
Net cash provided by (used in)
  financing activities             (2,303)    2,625    (1,091)    482,502

NET INCREASE (DECREASE) IN CASH     1,320       644    (1,664)      1,996
CASH AT BEGINNING OF PERIOD           676        32     1,696           -
CASH AT END OF PERIOD              $1,996      $676       $32      $1,996
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION
Interest paid during the period
  (net of camount capitalized)    $18,477   $33,293   $40,074     $91,844



See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)



1.Organization

  The Company was registered with the Philippine Securities and Exchange Commission on September 21, 1994, with a calendar year which ends on December 31. Its primary purpose is to design, develop, construct, erect, assemble, commission, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Philippine Government or any government-owned or controlled corporation.

  The Company has a contract with the Philippine Government, through the National Irrigation Administration (NIA) (a government-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, covering a 20-year cooperation period with "take-or-pay" obligations for water and electricity. At the end of the 20-year cooperation period, the combined irrigation and 150 NMW hydroelectric power generation project (the Casecnan Project) will be transferred to the Philippine Government at no cost. The Philippine Government also signed a Performance Undertaking which affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995 and related costs are included under "Development and Construction Costs" in the balance sheets.

  The Company is in the development stage and as of December 31, 1998 has not yet started commercial operations.

  After the completion of the aforementioned project, the Company is expected to be at least 70% owned by MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc., subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations.


2.Summary of Significant Accounting Policies

  Basis of Presentation
  The financial statements of the Company were prepared in United States dollar amounts. Gains or losses resulting from translation of monetary assets and liabilities in foreign currencies are not material.

  Restricted Cash and Short-term Investments
  Investments   other   than  restricted   cash   are   primarily
  commercial paper and money market securities. Restricted cash includes similar securities and mortgage-backed securities.

  Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 1998 approximates their fair value which is based on quoted market prices as provided by the financial institution holding the investments.

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

  Foreign Currency Transactions
  Transactions conducted in foreign currencies (Philippine pesos) are recorded based on the prevailing rates of exchange at transaction dates. Monetary assets and liabilities denominated in foreign currencies (Philippine pesos) are restated in the financial statements at the exchange rates prevailing at the balance sheet date.

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

  Notes and Bonds Payable
  The   Company  classifies  its  notes  and  bonds  payable   in
  accordance  with FAS No. 107 "Disclosures about Fair  Value  of
  Financial  Instruments."   Based on quoted  market  rates,  the
  fair value of the notes and bonds is $302,248.

  Net Income (Loss) Per Share
  Net income (loss) per share is based on the weighted average number of common shares outstanding during the period.

3.Advances from an Affiliate

  This account represents noninterest-bearing cash advances from CE Casecnan Ltd., a stockholder, for the construction of the Casecnan Project.

4.Notes and Bonds Payable

  On November 27, 1995, the Company issued $371,500 worth of notes and bonds to finance the construction of the Casecnan Project. These consist of $75,000 Senior Secured Floating Rate Notes (FRNs) due 2002; $125,000 Senior Secured Series A Notes (Series A Notes) with interest at 11.45% due 2005; and, $171,500 Senior Secured Series B Bonds (Series B Bonds) with interest at 11.95% due 2010. For the year ended December 31, 1998, the notes and bonds had effective interest rates of 9.40%, 12.01% and 12.44% for FRNs, Series A Notes and Series B Bonds, respectively, inclusive of the effect of bond issue cost amortization. Quarterly interest payments for the FRNs commenced on February 15, 1996, and semi-annual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996.

  Semi-annual  installments for principal payments will  commence on  November  15, 2000, May 15, 2003 and May 15, 2002  for  the
  FRNs,  Series  A  Notes and Series B Bonds, respectively.   The
  repayment schedule is as follows:

                    Floating  Series A   Series B
                  Rate Notes     Notes      Bonds     Total
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

  The securities are senior debt of the Company and are secured by an assignment of all revenues that will be received from the Casecnan Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company. The securities rank pari passu with and will share the collateral on a pro
  rata  basis  with  other  senior secured  debt,  if  any.   The
  securities are subject to certain optional and mandatory redemption schemes as provided for in the Trust Indenture.

  The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm's length transactions or agreements with affiliates; material change in the Turnkey Construction Contract (see Note
  7); sale, lease, or transfer of properties material to the Casecnan Project, among others.

  In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement with Chemical Trust Company of California (Chemical Trust) and Kiewit (a predecessor shareholder) whereby Chemical Trust acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds which include a Capital Contribution Fund. The Company's stockholders deposited an aggregate capital contribution of approximately US$123,300 to the fund which will be strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds have been fully utilized. The contributions are included in the "Additional paid-in capital" in the balance sheets.

  Interest  capitalized as part of Development  and  Construction
  Costs amounted to US$27,161 and US$12,256 in 1998 and 1997, respectively.


5.Income Tax

  The Company's deferred tax asset amounting to $8,227 and $8,333 (net of valuation allowance of $3,510 and $3,570) as of December 31, 1998 and 1997, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for Development and Construction Costs.


6.Capital Stock

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


7.Commitments and Contingencies

  In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

  The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On the same date, the Company entered into a new fixed-price, date certain turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

  In connection with the Hanbo Contract termination, the Company tendered four certificates of drawing to Korea First Bank ("KFB") under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, the Company filed an action against KFB in New York State Court.

  On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce. The Request of Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request of Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

  On April 17, 1998, the Company and Hanbo, HECC, Hanbo Steel Company and KFB mutually agreed to settle the differences among them related to the Project. Under the settlement, KFB agreed to pay the Company $90,000 and the parties discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, the Company received $10,000 from KFB on April 17, 1998 and the remaining balance of $80,000, including interest thereon, on July 3, 1998. The receipt of the $90,000 was originally included in "Accounts Payable and Accrued Expenses" and is being released periodically to offset costs which were, and will be, incurred over the remainder of the construction period.

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


8.Registration with the Board of Investments (BOI)

  The Company is registered with the BOI of the Philippines as a new operator of a hydroelectric power plant with pioneer status under the Omnibus Investment Code of 1987 (Executive Order No. 226). Under the terms of its registration, the Company is entitled to certain incentives which include an income tax holiday for a minimum of six years from start of commercial operations; tax and duty free importation of capital equipment; tax credits on domestic capital equipment;
  and  exemption  from  custom  duties   and  national  internal
  revenue  taxes  for  the  importation   and  unrestricted   use
  of  the  consigned   equipment   for   the  development,
  construction, start-up, testing and operation  of  the   power
  plant.   The  registration  also  requires,  among others,  the
  maintenance  of  a  debt-to-equity   ratio   not  exceeding
  75:25  commencing  from  the  start  of  commercial operations.

Item  9:    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

         Not Applicable

PART III

Item 10.  Directors and Executive Officers of the Company

      The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

NAME                AGE       POSITION

David L. Sokol           42   Director and Chairman
Gregory E. Abel          36   Chief Executive Officer
Steven A. McArthur       41   Director, Senior Vice President  and
Assistant Secretary
Alan  L.  Wells          39   Senior Vice President  and  Chief
                              Financial Officer
Douglas L. Anderson      41   Vice President, General Counsel and
Assistant Secretary
David  A.  Baldwin       34   Director,  Vice  President  and
General Manager
Edward F. Bazemore       62   Vice President - Human Resources
Vincent R. Fesmire       58   Vice President - Construction
Patrick  J.  Goodman     32   Senior Vice President  and  Chief
Accounting Officer
Brian K. Hankel          36   Vice President and Treasurer
Frederick L. Manuel      40   Director and President
Scott LaPrairie          41   Director
Ruby  S.  Nitorreda      35   Director and Assistant  Corporate
Secretary
Elizabeth B. Opena       29   Director
Jose R. Sandejas         61   Director and Corporate Secretary
James D. Stallmeyer      41   Vice President and General Counsel,
Asia

      Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the Stockholders Agreement, CE Casecnan Ltd. is entitled to elect seven of the directors, and each of the minority investors is entitled to elect one director.

      David L. Sokol. In addition to serving as a Director and Chairman of the Company, Mr. Sokol has been Chief Executive Officer of MidAmerican since April 19, 1993 and served as President of MidAmerican from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director of MidAmerican since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as the President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of PKS, and Ogden Projects, Inc.

      Gregory E. Abel. In addition to serving as Chief Executive Officer of the Company, Mr. Abel is President and Chief Operating Officer of MidAmerican. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

      Steven A. McArthur. In addition to serving as a Director, Senior Vice President of the Company, Mr. McArthur is a Senior Vice President and Secretary of MidAmerican. Mr. McArthur joined MidAmerican in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988, he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

      Alan  L.  Wells.   In addition to serving  as  Senior  Vice
President and Chief Financial Officer for the Company, he is Senior Vice President and Chief Financial Officer for MidAmerican. Mr. Wells served as Vice President of MidAmerican Energy from November 1, 1996 to October 31, 1997 and held various executive and management positions with MidAmerican Energy and Iowa-Illinois from 1993 to October 31, 1996.

      Douglas L. Anderson. In addition to serving as Vice President and General Counsel for the Company, Mr. Anderson is Vice President and Assistant General Counsel of MidAmerican. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993 Mr. Anderson was a business attorney with Fraser, Stryker, Vaughn, Meusey, Olson, Boyer & Bloch, P.C. in Omaha and from 1987 through 1989, Mr. Anderson was a principal in the firm Anderson & Anderson. Prior to that, from 1985 to 1987, he was an attorney for Foster, Swift, Collins & Coey, P.C. in Lansing, Michigan.

      David A. Baldwin. In addition to serving as Director, Vice President and General Manager for the Company, he is General Manager, Philippines for MidAmerican. From December 1996 to June 1997, Mr. Baldwin served as Vice President, Project Development for Asia Power Ltd. In Hong Kong. From October 1994 to December 1996, Mr. Baldwin was Project Director at SouthPac Corporation Ltd. In New Zealand and, prior to that, he held a series of project management and engineering positions at Shell International in the Neatherlands and New Zealand.

      Edward F. Bazemore. In addition to serving as Vice President - Human Resources for the Company, he also serves in the same capacity for MidAmerican. Mr. Bazemore joined
MidAmerican in July 1991. From 1989 to 1991 he was Vice President, Human Resources at Ogden Projects, Inc., in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

      Vincent  R.  Fesmire.   In  addition  to  serving  as  Vice
President - Construction for the Company, Mr. Fesmire is Vice President, Construction and Engineering for MidAmerican. Mr. Fesmire joined MidAmerican in October 1993. Since joining MidAmerican, Mr. Fesmire's responsibilities have shifted from project development and implementation to construction in parallel with the status of MidAmerican's projects. Prior to joining MidAmerican, Mr. Fesmire was employed for 19 years with Stone & Webster, an engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

      Patrick J. Goodman. In addition to serving as Senior Vice President and Chief Accounting Officer for the Company, he is Senior Vice President and Chief Accounting Officer for MidAmerican. Mr. Goodman joined MidAmerican in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

      Brian K. Hankel. In addition to serving as Vice President and Treasurer for the Company, he is Vice President and Treasurer for MidAmerican. Mr. Hankel joined MidAmerican in February 1992 as a Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

     Frederick L. Manuel. In addition to serving as Director and President for the Company, he is Senior Vice President - Operations of MidAmerican. Prior to joining MidAmerican, he was employed by Chevron Corporation with responsibilities including land and offshore drilling, reservoir and production engineering, project management and technical research.

      Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive
Officer of the LaPrairie Group of Companies.

     Ruby S. Nitorreda. In addition to serving as a Director and Assistant Corporate Secretary of the Company, Ms. Nitorreda is a partner with the law firm of Quisumbing Torres & Evangelista.

     Elizabeth B. Opena. In addition to serving as a Director of the Company, Ms. Opena is an attorney with the law firm of Quesumbing Torres & Evangelista.

      Jose R. Sandejas. In addition to serving as a Director and Corporate Secretary of the Company, Mr. Sandejas is a partner with the law firm of Quisumbing Torres & Evangelista.

      James D. Stallmeyer. In addition to serving as Vice President of the Company, Mr. Stallmeyer is Vice President and General Counsel of Northern Electric. Mr. Stallmeyer joined the Company in 1993. Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Prior to that, Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

Item 11.  EXECUTIVE COMPENSATION

      None of the executive officers or directors of the Company receives compensation from the Company for services as officers or directors of the Company. All directors are reimbursed for their expenses in attending board and committee meetings.

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT
Description of Capital Stock

     As of December 31, 1997, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value
1.00 peso per share (the "Common Stock"), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1998 there were 8 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

                                               Number Of      Percentage Of
Name and Address of Owner                     Shares Owned*  Common Stock Owned

1.CE Casecnan, Ltd.  (1)                         537,005            70%(2)
  a Bermuda corporation
  c/o Conyers Dill & Pearman
  Clarendon House
  P.O. Box 666
  Hamilton, Bermuda HM CX

2.LaPrairie Group Contractors
  (International), Ltd.                          115,074             15%(3)
  a Barbados corporation
  c/o P.O. . Box 690C
  Bridgetown, Barbados

3.San Lorenzo Ruiz Builders
  and Developers Group, Inc.                     115,074             15%(4)
  a Philippine corporation
  Violago Compound
  222 East Rodriguez Avenue
  Quezon City, Philippines

*In addition, each director of the Company owns one share in the Company as required by Philippine law.

      (1)   MidAmerican  indirectly owns  CE  Casecnan,  Ltd.,  a
Bermuda corporation which is the registered owner of the shares.

      (2) Number of shares owned subject to upward adjustment based on projected level of financial return to MidAmerican from the Project calculated at the time of Completion.

      (3) Number of shares owned subject to downward adjustment based on projected level of financial return to MidAmerican from the Project calculated at the time of Completion. Neither of the minority shareholders will have a major role in the development, construction or operation of the project.

     (4) During 1998, MidAmerican purchased substantially all of the shares held by San Lorenzo Ruiz Builders and Developers Group
Inc.; however, San Lorenzo has an option to repurchase those shares at project completion.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not Applicable.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 26, 1999.


                          CE  CASECNAN WATER AND ENERGY COMPANY, INC.



                         By:  /s/ Steven A. McArthur
                              Steven A. McArthur
                              Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature                            Title                            Date

David  L.  Sokol*        Director and Chairman of the Board     March 26, 1999
David L. Sokol

Gregory E. Abel*         Chief Executive Officer                March 26, 1999
Gregory E. Abel          (Principal Executive Officer)

Alan L. Wells*           Senior Vice President and
Alan L. Wells            Chief Financial Officer                March 26, 1999
                         (Principal Financial Officer)

Steven A. McArthur       Director                               March 26, 1999
Steven A. McArthur

Ruby S. Nitorreda*       Director                               March 26, 1999
Ruby S. Nitorreda

David A. Baldwin*        Director                               March 26, 1999
David A. Baldwin

Frederick L. Manuel*     Director                               March 26, 1999
Frederick L. Manuel

Patrick J. Goodman*      Senior Vice President and              March 26, 1999
Patrick J. Goodman       Chief Accounting Officer
                        (Principal Accounting Officer)

*By: /s/ Steven A. McArthur
  Steven A. McArthur
  Attorney-in-Fact

                        INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 the Company's Registration Statement on Form S-4, as amended, dated January 25, 1996 ("Form S-4")).

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

10.8 Engineering, Procurement and Construction Contract between CE Casecnan Water & Energy Company, Inc. and CP Casecnan -
            Consortium.

24        Power of Attorney

27        Financial Data Schedule