Form 10-Q
period 1999-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 1999-05-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                         MARCH 31, 1999

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of March 31, 1999.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                         March 31, 1999
                          _____________

                         C O N T E N T S

PART I:  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements

Report of Independent Public Accountants                    3

Balance Sheets, March 31, 1999 and December 31, 1998        4

Statements of Operations for the Three Months Ended
 March 31, 1999 and 1998 and for the period from inception
 (September 21, 1994) to March 31, 1999                     5

Statements of Cash Flows for the Three Months Ended
 March 31,1999 and 1998 and for the period from inception
 (September 21, 1994) to March 31, 1999                     6

Notes to Financial Statements                               7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         8

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                   11
Item 2. Changes in Securities                               11
Item 3. Defaults on Senior Securities                       11
Item 4. Submission of Matters to a Vote of Security Holders 11
Item 5. Other Information                                   11
Item 6. Exhibits and Reports on Form 8-K                    11

Signatures                                                  12

Exhibit 27                                                  13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of March 31, 1999, and the related statements of operations for the three months ended March 31, 1999 and 1998 and the period from the date of inception (September 21, 1994) to March 31, 1999, and cash flows for the three months ended March 31, 1999 and 1998 and the period from the date of inception (September 21, 1994) to March 31, 1999. The financial statements are the responsibility of the Company's management.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 1998, and the related statements of operations for the year ended December 31, 1998, and for the period from the date of inception (September 21, 1994) to December 31, 1998, changes in stockholders' equity for the period from date of inception (September 21, 1994) to December 31, 1998 and cash flows for the year ended December 31, 1998, and for the period from the date of inception (September 21, 1994) to December 31, 1998 (not presented separately herein) and, in our report dated January 20, 1999, we expressed an unqualified opinion on those financial statements.


SYCIP GORRES VELAYO & CO.
An Arthur Andersen Member Firm


Makati City, Philippines
May 12, 1999

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                         BALANCE SHEETS
        (in thousands, except share and per share amounts)
                ________________________________

                                         March 31,    December 31,
                                            1999          1998
ASSETS                                  (unaudited)
Cash                                      $    2,143    $   1,996
Restricted cash and short-term               136,300      145,958
investments
Accrued interest and other receivables         2,566        3,014
Restricted investments                       122,783      122,341
Bond issue costs, net                         10,003       10,334
Development and construction costs           279,747      261,563
Deferred income tax
                                               8,179        8,227

   Total assets                           $  561,721    $ 553,433

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses     $   89,115    $  82,635
Advances from an affiliate                     2,455          756
Notes and bonds payable                      371,500      371,500

 Total liabilities                           463,070      454,891


Stockholders' equity:
Common  stock  - par value  $0.038  per
share, authorized 2,148,000 shares, issued
and outstanding 767,162 shares                    29           29
Additional paid in capital                   123,807      123,807
Accumulated deficit                          (25,185)     (25,294)
Total stockholders' equity                    98,651       98,542

Total liabilities and stockholders' equity $ 561,721    $ 553,433


    The accompanying notes are an integral part of these financial statements.

              CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   UNAUDITED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share amounts)
                    ________________________________

                                           From the Date of
                                               Inception
                      Three Months Ended (September 21, 1994)
                             March 31,            to
                           1999      1998    March 31, 1999
Revenues:

Interest and other income $  3,302    5,084       70,725

Total revenues               3,302    5,084       70,725

Costs and expenses:
Interest expense, net of
interest capitalized         2,809    5,966      100,497
Amortization of bond
issue costs                    331      294        3,587

Total costs and expenses     3,140    6,260      104,084

Net income (loss) before
income taxes                   162   (1,176)     (33,359)

Benefit  from (provision
for) deferred income tax       (48)     263        8,179

Net income (loss) to
common stockholders      $ (25,180)     114         (913)

Net income (loss) per
share                    $     .15 $  (1.19)   $  (35.39)

Average number of common
shares outstanding         767,162  767,162      711,436

   The accompanying notes are an integral part of these financial statements.

             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                 UNAUDITED STATEMENTS OF CASH FLOWS
                           (in thousands)
                  ________________________________



                                                       From the Date of
                                Three Months Ended         Inception
                                      March 31,      (September 21, 1994)
                                 1999        1998      to March 31, 1999
Cash   flows   from   operating
activities:
Net income (loss)             $   114     $  (913)        $   (25,180)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
Provision for (benefit from)
  deferred income tax              48        (263)             (8,179)
Amortization of bond issue costs  331         294               3,587
Decrease (increase) in  accrued
  interest and other receivables  448        (385)             (2,566)
Increase in accounts payable
  and accrued expenses          9,322       9,749              17,972
Net  cash provided by (used in)
operating activities           10,263       8,482             (14,366)

Cash flows from investing
activities:
Additions to development and
  construction costs         (18,184)    (32,680)            (279,747)
Decrease (increase)in restricted
  cash and short-term
  investments                  9,658      28,175             (136,300)
Decrease (increase) in
  restricted investments        (442)      3,227             (122,783)
Increase (decrease) in accounts
  payable and accrued expenses
  related to development and
  construction activities     (2,847)     (4,754)              71,138
Net cash used in investing
  activities                 (11,815)     (6,032)            (467,692)

Cash flows from financing
activities:
Increase (decrease) in advances
  from an affiliate            1,699      (2,612)               2,455
Issuance of bonds payable          -           -              371,500
Proceeds from issuance of
  capital stock                    -           -                   29
Additional paid-in capital         -           -              123,807
Bond issue costs                   -           -              (13,590)

Net  cash provided by (used in)
  financing activities         1,699      (2,612)             484,201
Net increase (decrease) in cash
  and cash equivalents           147        (162)               2,143
Cash at beginning of period    1,996         547                    -
Cash at end of period        $ 2,143         385                2,143
Supplemental disclosure:
Interest  paid (net  of  amount
  capitalized)               $(6,512)    $(5,578)            $ 85,332


 The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and the period from inception (September 21, 1994)
to March 31, 1999, and cash flows for the three months ended March 31, 1999 and 1998 and the period from inception (September 21, 1994) to March 31, 1999.

The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Other Footnote Information:

Reference is made to the Company's December 31, 1998 audited financial statements included in Form 10-K that included information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as Note 2 to the financial statements included in that report.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________

Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the first quarter of 1999 to $3,302 from $5,084 in the same period in 1998. This decrease is primarily due to lower cash balances due to the use of existing cash to support the ongoing construction activities.

Interest expense in the first quarter of 1999 was $11,019 compared to $11,544 for the same period in 1998. Capitalized interest in the first quarter 1999 increased to $8,210 from $5,578 for the same period in 1998, a 47% increase. The increases in capitalized interest result from higher cumulative development and construction costs. Amortization of bond issue costs for the three month period ended March 31, 1999 was $331, compared to $294 for the same periods in 1998. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

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

Liquidity and Capital Resources (continued):

The Casecnan Project is being constructed pursuant to a fixed-price, date-certain, turnkey engineering, procurement and
construction   contract   to  complete  the   construction   of   the
Casecnan Project (the "EPC Contract"). The work under the EPC Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa
Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.
(collectively, the "Contractor"). Construction of the Casecnan Project is expected to be completed in 2000.

What is generally known as the year 2000 ("Y2K") computer issue arose because many existing computer programs and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material Y2K item could result in an interruption in, or a failure of, certain normal business activities or operations including the generation, distribution and supply of electricity. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The Y2K issue creates uncertainty for the Company from potential issues with its own computer systems and from third parties with whom the Company deals on transactions worldwide. The Company's operations utilize systems and equipment provided by other organizations. As a result, Y2K readiness of contractors, suppliers, vendors, service providers or customers could impact the Company's operations. The Company is assessing the readiness of such constituent entities and the impacts on those entities that rely upon the Company's services. The Company is unable to determine at this time whether the consequences of Y2K failures of third parties will have a material impact on the Company's results of operations, liquidity, or financial condition.

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

A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails palnning to restore services in the event that year 2000 problems occur. It is expected that the contingency plan will be complete by mid-year 1999.

Although management believes that the Y2K project will be substantially complete before January 1, 2000, any unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform
Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements.
In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.


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



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: May 12, 1999        /s/  Patrick J. Goodman
                            Patrick J. Goodman
                            Senior Vice President & Chief Financial Officer