Form 10-Q
period 1999-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 1999-08-12
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549
                     ______________________

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                          JUNE 30, 1999

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of June 30, 1999.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            Form 10-Q

                          June 30, 1999
                          _____________

                         C O N T E N T S

PART I:  FINANCIAL INFORMATION                                           Page

Item 1.   Financial Statements

Report of Independent Public Accountants                                    3

Balance Sheets, June 30, 1999 and December 31, 1998                         4

Statements of Operations for the Three and Six Months Ended
June 30, 1999 and 1998 and for the period from inception
(September 21, 1994) to June 30, 1999                                       5

Statements of Cash Flows for the Six Months Ended June  30,  1999
and 1998 and for the period from inception (September 21, 1994) to June
30, 1999                                                                    6

Notes to Financial Statements                                               7

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                         8

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings                                                   11
Item 2. Changes in Securities                                               11
Item 3. Defaults on Senior Securities                                       11
Item 4. Submission of Matters to a Vote of Security Holders                 11
Item 5. Other Information                                                   11
Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  12

Exhibit 27                                                                  13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of June 30, 1999, and the related statements of operations for the three and six months ended June 30, 1999 and 1998 and the period from inception (September 21, 1994) to June 30, 1999, and cash flows for the six months ended June 30, 1999 and 1998 and the period from inception (September 21, 1994) to June 30, 1999. These financial statements are the responsibility of the Company's management.

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


Makati City, Philippines
July 28, 1999

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                         BALANCE SHEETS
        (in thousands, except share and per share amounts)
                ________________________________

                                              June 30,          December 31,
                                                1999                1998
ASSETS                                      (unaudited)
Cash                                       $   2,146             $  1,996
Restricted cash and short-term investments   100,581              145,958
Accrued interest and other receivables         2,128                3,014
Restricted investments                       122,880              122,341
Bond issue costs - net                         9,672               10,334
Development and construction costs           294,709              261,563
Deferred income tax                            8,100                8,227

   Total assets                            $ 540,216            $ 553,433


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses      $  65,685            $  82,635
Advances from an affiliate                     4,047                  756
Notes and bonds payable                      371,500              371,500

 Total liabilities                           441,232              454,891

Stockholders' equity:
Common  stock  - par value  $0.038  per
share, authorized  2,148,000 shares,
issued and  outstanding 767,162 shares            29                   29
Additional paid-in capital                   123,807              123,807
Accumulated deficit                          (24,852)             (25,294)
Total stockholders' equity                    98,984               98,542

  Total  liabilities and  stockholders'
equity                                     $ 540,216            $ 553,433


  The accompanying notes are an integral part of these financial statements.

             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                   UNAUDITED STATEMENTS OF OPERATIONS
           (in thousands, except share and per share amounts)
                    ________________________________

                                                                 From Inception
                           Three Months Ended  Six Months Ended (Sept. 21, 1994)
                               June 30,            June 30,            to
                           1999      1998      1999      1998     June 30, 1999
Revenues:

Interest and other income $  2,991  $  4,960  $  6,293  $ 10,044     $ 73,716

Total revenues               2,991     4,960     6,293    10,044       73,716

Costs and expenses:
Interest expense  -  net
of interest capitalized      2,253     4,966     5,062    10,932      102,750
Amortization of bond
issue costs                    331       295       662       589        3,918

Total costs and expenses     2,584     5,261     5,724    11,521      106,668

Net income (loss) before
income tax                     407      (301)      569    (1,477)     (32,952)

Benefit  from (provision
for) deferred income tax       (79)       68      (127)      331        8,100

Net  income  (loss)   to
common stockholders        $   328    $ (233)   $  442  $ (1,146)   $ (24,852)

Net loss per share         $  0.43    $(0.30)   $ 0.58  $  (1.49)   $  (34.79)

Average number of common
shares outstanding         767,162   767,162   767,162   767,162      714,345

          The accompanying notes are an integral part of these
                          financial statements.

             CE CASECNAN WATER AND ENERGY COMPANY, INC.

                 UNAUDITED STATEMENTS OF CASH FLOWS
                           (in thousands)
                  ________________________________

                                     Six Months Ended          From Inception
                                         June 30,          (September 21, 1994)
                                      1999       1998         to June 30, 1999
Cash flows from operating activities:
Net income (loss)                   $   442    $ (1,146)          $   (24,852)
Adjustments  to  reconcile  net
income (loss) to net cash provided
by (used in) operating activities:
Provision for (Benefit from)
 deferred income tax                    127        (331)               (8,100)
Amortization of bond issue costs        662         589                 3,918
Decrease (increase) in  accrued
interest and other receivables          886      (1,175)               (2,128)
Increase (decrease) in accounts
payable and accrued expenses           (165)        231                 8,485

Net  cash provided by (used in)
operating activities                   1,952     (1,832)              (22,677)

Cash flows from investing activities:
Additions to development and
construction costs                  (33,146)    (63,511)             (294,709)
Decrease (increase) in restricted
 cash and short-term investments     45,377      65,924               (99,001)
Decrease (increase) in
 restricted investments                (539)      3,434              (122,880)
Increase (decrease) in accounts
payable and accrued expenses
 related to development and
 construction activities            (16,785)      1,694                57,200
Net  cash provided by (used in)
investing activities                 (5,093)      7,541              (459,390)

Cash   flows   from   financing
activities:
Increase (decrease) in advances
 from an affiliate                    3,291      (3,729)                4,047
Issuance of bonds payable                 -           -               371,500
Proceeds from issuance of
 capital stock                            -           -                    29
Additional paid-in capital                -           -               123,807
Bond issue costs                          -           -               (13,590)

Net  cash provided by (used in)
financing activities                   3,291     (3,729)              485,793
Net increase in cash and cash
 equivalents                             150      1,980                 3,726
Cash at beginning of period            1,996        547                     -
Cash at end of period                $ 2,146    $ 2,527              $  3,726
Supplemental disclosure:
Interest paid (net of amount
capitalized)                         $ 5,228    $10,701              $ 97,072

   The accompanying notes are an integral part of these financial statements.

           CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  NOTES TO FINANCIAL STATEMENTS
            (in thousands, except per share amounts)
                ________________________________

1.   General:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and the period from inception (September 21, 1994) to June 30, 1999, and cash flows for the six months ended June 30, 1999 and 1998 and the period from inception (September 21, 1994) to June 30, 1999.

The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the second quarter of 1999 to $2,991 from $4,960 in the same period in 1998, a 39.7% decrease. For the six months ended June 30, 1999, interest income decreased to $6,293 from $10,044 in the same period in 1998, a 37.4% decrease. These decreases are primarily due to lower cash balances due to the use of existing cash to support the ongoing construction activities.

Interest expense in the second quarter of 1999 was $11,386 compared to $11,500 for the same period in 1998. For the six months ended June 30, 1999 and 1998, interest expense was $22,405 and $23,044, respectively. Capitalized interest in the second quarter 1999 increased to $9,133 from $6,534 for the same period in 1998, a 39.8% increase. For the six months ended June 30, 1999, capitalized interest increased to $17,343 from $12,112 for the same period in 1998, a 43.2% increase. The increases in capitalized interest result from higher cumulative development and construction costs. Amortization of bond issue costs for the three and six month periods ended June 30, 1999 were $331 and $662, respectively, compared to $295 and $589 for the same period in 1998. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

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

A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. It is expected that the contingency plan will be finalized in the third quarter of 1999.

Although management believes that the Y2K project will be substantially complete before January 1, 2000, any unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

Certain   information  included  in  this  report  contains  forward-
looking   statements   made  pursuant  to  the   Private   Securities
Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

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



                      CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: August 12, 1999     /s/  Patrick J. Goodman
                               Patrick J. Goodman
                               Senior Vice President & Chief Financial Officer