Form 10-Q
period 1999-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 1999-11-15
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                             ----------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                               SEPTEMBER 30, 1999

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of September 30, 1999.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                               September 30, 1999

                                  -------------

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                              Page

ITEM 1.           Financial Statements

Report of Independent Public Accountants                                     3

Balance Sheets, September 30, 1999 and December 31, 1998                     4

Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 and for the period from inception (September 21, 1994) to September 30, 1999 5

Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 and for the period from inception (September 21, 1994) to September 30, 1999 6

Notes to Financial Statements                                                7

ITEM 2.         Management's Discussion and Analysis of Financial Condition and

                Results of Operations                                        8

PART II:  OTHER INFORMATION

ITEM 1.         Legal Proceedings                                            11

-------
ITEM 2.         Changes in Securities                                        11

-------
ITEM 3.         Defaults on Senior Securities                                11

-------
ITEM 4.         Submission of Matters to a Vote of Security Holders          11
-------
ITEM 5.         Other Information                                            11

-------
ITEM 6.         Exhibits and Reports on Form 8-K                             11
-------

Signatures                                                                   12

Exhibit 27                                                                   13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of September 30, 1999, and the related statements of operations for the three and nine months ended September 30, 1999 and 1998 and the period from inception (September 21, 1994) to September 30, 1999, and cash flows for the nine months ended September 30, 1999 and 1998 and the period from inception (September 21, 1994) to September 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 1998, and the related statements of operations for the year ended December 31, 1998, and for the period from inception (September 21, 1994) to December 31, 1998, changes in stockholders' equity for the period from inception (September 21, 1994) to December 31, 1998 and cash flows for the year ended December 31, 1998, and for the period from inception (September 21, 1994) to December 31, 1998 (not presented separately herein) and, in our report dated January 20, 1999, we expressed an unqualified opinion on those financial statements.

SYCIP GORRES VELAYO & CO.

An Arthur Andersen Member Firm

Makati City, Philippines
November 08, 1999

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                        --------------------------------

                                         September 30,        December 31,

                                            1999           1998
                                            -------------  ----
                                        (unaudited)

ASSETS

Cash                                            $      2,437 $       1,996
Restricted cash and short-term investments            77,188       145,958
Accrued interest and other receivables                 3,166         3,014
Restricted investments                               121,614       122,341
Bond issue costs - net                                 9,341        10,334
Development and construction costs                   311,267       261,563
DEFERRED INCOME TAX                                    8,010         8,227
                                                    --------      --------

   TOTAL ASSETS                                  $   533,023 $     553,433
                                                  ==========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued expenses            $    55,942 $      82,635
Advances from an affiliate                             6,288           756
NOTES AND BONDS PAYABLE                              371,500       371,500
                                                   ---------   -----------

   TOTAL LIABILITIES                                 433,730       454,891
                                                   ---------    ----------

Stockholders' equity:

Common stock - par value $0.038 per share, authorized 2,148,000 shares, issued and

   outstanding 767,162 shares                             29            29
Additional paid-in capital                           123,807       123,807
ACCUMULATED DEFICIT                                  (24,543)      (25,294)
                                                    --------     ---------
TOTAL STOCKHOLDERS' EQUITY                            99,293        98,542
                                                    --------     ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   533,023  $    553,433
                                                 ===========   ===========


                     The  accompanying  notes  are an  integral  part  of  these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                       UNAUDITED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                        --------------------------------


                                                                  From Inception

                             Three Months Ended Nine Months Ended Sept. 21,1994)
                                September 30,     September 30,         to
                                1999      1998      1999     1998 SEPT. 30, 1999

                                ----      ----      ----     ---- --------------
Revnues:

INTEREST AND OTHER INCOME   $ 2,665   $ 5,159   $ 8,958  $ 15,203  $ 76,381
                            -------   -------   -------  --------  --------

TOTAL REVENUES                2,665     5,159     8,958    15,203    76,381
                            -------   -------   -------  --------   -------
Costs and expenses:

Interest expense - net

of interest capitalized       1,935     3,844     6,997    14,776   104,685

AMORTIZATION OF BOND

  ISSUE COSTS                   331       295       993       884     4,249
                           -------- ---------  -------- --------- ---------

TOTAL COSTS AND EXPENSES      2,266     4,139     7,990    15,660   108,934
                           -------- ---------  -------- --------- ---------

Net income (loss) before

income tax                      399     1,020       968      (457)  (32,553)

Benefit from (provision for)

deferred income tax             (90)     (219)     (217)      112     8,010
                           -------- ---------  -------- --------- ---------

Net income (loss) to common

stockholders                $   309   $   801   $   751   $  (345)$ (24,543)
                           ======== ========= ========= ========= =========

NET INCOME (LOSS)

  PER SHARE                 $  0.40   $  1.04   $  0.98  $  (0.45)$  (34.23)
                           ======== ========= ========= ========= =========

Average number of common

shares outstanding          767,162   767,162   767,162   767,162   716,993
                          ========= ========= ========= ========= =========

               The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                        --------------------------------


                                          Nine Months Ended    From Inception
                                            September 30,  (September 21, 1994)

                                           1999       1998   to Sept. 30, 1999
                                           ----       ----  ------------------

Cash flows from operating activities:

Net income (loss)                   $     751   $    (345)    $  (24,543)

Adjustments to reconcile net income (loss)
to net cash  provided by (used in)
operating activities:
Provision for (Benefit from)
deferred income tax                       217        (112)        (8,010)
Amortization of bond issue costs          993         884          4,249
Increase in accrued interest and other
Receivables                              (152)        (75)        (3,166)
Increase in accounts payable and
accrued expenses                        9,584       9,439         18,234
                                      -------     -------      ---------

Net cash provided by (used in)
operating activities                   11,393       9,791        (13,236)
                                      -------     -------      ---------

Cash flows from investing activities:
Additions to development and
 construction costs                   (49,704)    (75,248)      (311,267)
Decrease (increase) in restricted cash
 and short-term investments            68,770       3,638        (77,188)
Decrease (increase) in restricted
 investments                              727       4,595       (121,614)
Increase (decrease) in accounts payable and
 accrued expenses related to development
 and construction activities          (36,277)     61,612         37,708
                                    ---------  ----------  -------------

Net cash used in investing activities (16,484)     (5,403)      (472,361)
                                    ---------  ----------  -------------

Cash flows from financing activities:
Increase (decrease) in advances
 from an affiliate                      5,532      (2,812)         6,288
Issuance of bonds payable                   -           -        371,500
Proceeds from issuance of capital stock     -           -             29
Additional paid-in capital                  -           -        123,807
BOND ISSUE COSTS                            -           -        (13,590)
                                    ---------  ----------  -------------

Net cash provided by (used in)
 financing activities                   5,532      (2,812)       488,034
                                    ---------  ----------  -------------
Net increase in cash and cash
 equivalents                              441       1,576          2,437
Cash at beginning of period             1,996         547              -
                                    ---------  ----------  -------------
Cash at end of period              $    2,437  $    2,123   $      2,437
                                   ==========  ==========   ============
Supplemental disclosure:
Interest paid (net of amount

 capitalized)                        $ (2,587) $   (1,118)  $     89,257
                                   ==========  ==========  =============

                              The  accompanying  notes are an  integral  part of

these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

                        --------------------------------

1.   GENERAL:

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and the period from inception (September 21, 1994) to September 30, 1999, and cash flows for the nine months ended September 30, 1999 and 1998 and the period from inception (September 21, 1994) to September 30, 1999.

The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (in thousands, except per share amounts)

                        --------------------------------

RESULTS OF OPERATIONS:

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the third quarter of 1999 to $2,665 from $5,159 in the same period in 1998, a 48.3% decrease. For the nine months ended September 30, 1999, interest income decreased 41.1% to $8,958 from $15,203 for the same period in 1998. These decreases are primarily due to lower cash balances due to the use of existing cash to support the ongoing construction activities.

Interest expense in the third quarter of 1999 was $11,250 compared to $10,962 for the same period in 1998. For the nine months ended September 30, 1999 and 1998, interest expense was $33,655 and $34,005, respectively. Capitalized interest in the third quarter 1999 increased to $9,315 from $7,118 for the same period in 1998, a 30.9% increase. For the nine months ended September 30, 1999, capitalized interest increased to $26,658 from $19,229 for the same period in 1998, a 38.6% increase. The increases in capitalized interest resulted from higher cumulative development and construction costs. Amortization of bond issue costs for the three and nine month periods ended September 30, 1999 were $331 and $993, respectively, compared to $295 and $884 for the same period in 1998. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES:

The Company financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005, $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002 (the "Securities"), pursuant to an indenture (the "Indenture") dated as of November 27, 1995, as amended to date.

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

                        --------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Casecnan Project is being constructed pursuant to a fixed-price, date-certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "EPC Contract"). The work under the EPC Contract is being conducted by CP Casecnan Consortium, a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa, and Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor"). The Casecnan Project, which was expected to become operational in the fourth quarter of 2000, is now expected to become operational in the first quarter of 2001 due to certain recent delays experienced by the Contractor. The Company is currently assessing the impact of these delays with the Contractor.

What is generally known as the year 2000 computer issue ("Y2K") arose because many existing computer programs and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, it is anticipated many computer applications could fail or create erroneous results. The failure to correct a material Y2K item could result in an interruption in, or a failure of, certain normal business activities or operations including the generation, distribution and supply of electricity. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

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

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K issue. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not year 2000 compliant. As the Casecnan Project is expected to be in construction through the year 2000, the Y2K problem in regard to Casecnan's operational assets cannot be tested by the Company until construction is complete. This compliance is the obligation of the contractor until completion of construction.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (in thousands, except per share amounts)

                        --------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Total Y2K expenditures, for both repairing or replacing non-compliant systems, are not expected to be material. The Company is not aware of any additional material costs needed to be incurred to bring all of its systems into compliance; however, there is no assurance that additional costs will not be incurred.

A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. Although such plans are substantially complete, they will be refined throughout the remainder of the year, based on results of contingency planning drills and other changes in circumstances.

Although management believes that the Y2K project will be substantially complete before January 1, 2000, unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, uncertainties relating to construction (and in particular tunneling) activities and SCHEDULE, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

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

                                      CE CASECNAN WATER AND ENERGY COMPANY, INC.

DATE: NOVEMBER 12, 1999                        /S/  PATRICK J. GOODMAN
                                     -------------------------------------------
                                                   Patrick J. Goodman

                                 Senior Vice President & Chief Financial Officer