Form 10-K
period 1999-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2000-03-28
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

            For the calendar year ended December 31, 1999 Commission
                          File No. 333-00608

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

              Philippines                                 Not applicable
              -----------                                 --------------
             (State or other                              (IRS Employer
      jurisdiction of incorporation                     Identification No.)
            or organization)

      24th Floor 6750 Building, Ayala Avenue               Not applicable
      --------------------------------------               --------------
       Makati, Manila, Philippines                             (Zip Code)
       ---------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (632) 892-0276
                                                           --------------

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

                           Yes    X                  No______
                              ----------

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

         767,162 shares of Common Stock, $0.038 par value, were outstanding on March 21, 2000.

         Documents incorporated by reference: N/A

                                TABLE OF CONTENTS

PART I.........................................................................3

ITEM 1.  BUSINESS..............................................................3
   General.....................................................................3
   Project.....................................................................3
TERMS OF THE SECURITIES........................................................5
   General.....................................................................5
   Payment of Principal and Interest...........................................6
   Priority of Payments........................................................7
   Debt Service Reserve Fund...................................................7
   Optional Redemption.........................................................7
   Mandatory Redemption........................................................8
   Change in Control Put.......................................................8
   Distributions...............................................................8
   Ranking and Security for the Securities.....................................8
   Ratings.....................................................................9
   Nature of Recourse on the Securities........................................9
   Incurrence of Additional Debt...............................................9
   Principal Covenants........................................................10
   Insurance..................................................................11
   Regulatory Matters.........................................................11
   Employees..................................................................11
ITEM 2.  PROPERTIES...........................................................11
ITEM 3.  LEGAL PROCEEDINGS....................................................11
ITEM4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................11

PART II.......................................................................12

ITEM 5.  MARKET FOR COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS..........12
ITEM 6.  SELECTED FINANCIAL DATA..............................................12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATION.....................................................12
ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK..........13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................15
   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................16
   BALANCE SHEETS.............................................................17
         ASSETS...............................................................17
         Cash.................................................................17
         LIABILITIES AND STOCKHOLDERS' EQUITY.................................17
         Commitments and Contingencies (Note 7)...............................17
         Stockholders' Equity.................................................17
   STATEMENTS OF OPERATIONS...................................................18
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY..............................19
   STATEMENTS OF CASH FLOWS...................................................20
   NOTES TO FINANCIAL STATEMENTS..............................................21
ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL  DISCLOSURE....................................................27

PART III......................................................................28

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.....................28
ITEM 11.  EXECUTIVE COMPENSATION..............................................30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......30
   Description of Capital Stock...............................................30
   Principal Holders..........................................................30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................31
SIGNATURES....................................................................32
INDEX TO EXHIBITS.............................................................33

PART I

Item 1.  Business

General

     CE Casecnan Water and Energy Company, Inc. ("Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). After the completion of construction of the Casecnan Project, the Company is expected to be owned at least 70% (subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations and the exercise of certain options by a third party) by MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd. The ownership percentage held by the minority shareholders may be reduced in certain circumstances and such reduction would result in a corresponding increase in the ownership percentage of the Company held by affiliates of MidAmerican.

     The Securities (described herein) are recourse only to the Company. MidAmerican has not guaranteed directly or indirectly the payment or performance of any Company obligations.

     The Company's principal executive office is located at 24th Floor 6750 Building, Ayala Avenue, Makati, Manila, Philippines, and its telephone number is 63 2 892 0276. The Company's principal office will be located in Pantabangan in the Province of Nueva Ecija, Philippines.

Project

     The Casecnan Project is located in the central part of the island of Luzon. It will consist generally of diversion structures in the Casecnan and Taan Rivers that will capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake adit from the Taan to the Casecnan River), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds will allow electrical energy to be generated at a new 150 net MW rated capacity power plant, which will be constructed in an underground powerhouse cavern located at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Since the water has been determined to remain suitable for irrigation throughout the Casecnan Project operations of capturing, diverting and transferring the water, other than removing sediments at the diversion structures, no treatment will be required. Once in the reservoir at Pantabangan, the water will be under the control of, and for the use of the Philippine National Irrigation Administration ("NIA").

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

     In early 1994, President Fidel Ramos recognized the need for an irrigation and hydroelectric project that would provide increased water flows for irrigation to the rice growing area of Central Luzon, would be environmentally sound, technically feasible and economically viable, and would involve no flooding or relocation of local residents. At that time, he directed the Philippine Department of Agriculture and NPC to work together with other interested agencies to develop a combined irrigation and hydroelectric project. Shortly thereafter, the Philippine government was approached by the Company with a proposal for a project to be developed in the Casecnan area on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company as developer would agree to build, own and operate the Casecnan Project during the construction period and a twenty-year cooperation period, after which ownership and operation of the Project would be transferred to NIA and NPC at no cost. After conclusion of a public solicitation for competing proposals, NIA selected the Company as the BOOT developer and entered into a project agreement with the Company (the "Project Agreement"). The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines.

     CE Casecnan is developing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues.

     The Project Agreement provides for additional compensation to CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippine political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buy out price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

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

     CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000,000 of its 11.45% Senior Secured Series A Notes due 2005 (the "Series A Notes") and $171,500,000 of its 11.95% Senior Secured Series B Bonds due 2010 (the "Series B Bonds") and $75,000,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture").

     The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

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

     On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce. The Request for Arbitration asserted various claims by Hanbo and HECC against the Company relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, the Company served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

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

     On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment has been approved by the independent engineer under the Bond Indenture. Accordingly, the Casecnan Project is now expected to become operational by the second quarter of 2001.

     Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the project related transmission line, the Company is liable to pay NIA $5,000 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000.

     The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. No shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

     There are pending bills before the Philippine Congress and the Philippine Senate aimed at restructuring the electric industry, privatization of the NPC and introduction of a competitive electricity market, among others. The passage of the bills may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

                             TERMS OF THE SECURITIES

General

     In June 1996, the Company exchanged (i) $125,000,000 aggregate principal amount of the Series A Notes for an equal principal amount of New Series A Notes, and (ii) $171,500,000 aggregate principal amount of the Series B Bonds for an equal amount of New Series B Bonds. The Series A Notes and Series B Bonds are sometimes referred to herein as the "Old Securities", and the New Series A Notes and the New Series B Bonds are sometimes referred to herein as the "New Securities". The New Securities are the obligations of the Company evidencing the same indebtedness as the Old Securities and will be entitled to the benefits of the Indenture, which governs both the Old Securities and the New Securities. The form and terms (including principal amount, interest rate, maturity and ranking) of the New Securities are the same as the form and terms of the Old Securities, except that (i) the New Securities have been registered under the Securities Act and therefore will not be subject to certain restrictions on transfer applicable to the Old Securities and will not be entitled to registration rights, and (ii) the New Securities will not provide for any increase in the interest rate thereon.

     Simultaneously with the offering of the Old Securities, the Company also issued and sold $75,000,000 aggregate principal amount of LIBOR Plus 3.00% Senior Secured Floating Rate Notes due November 15, 2002 ("FRNs") that rank pari passu with and will share the collateral on a pro rata basis with the Old Securities and the New Securities and are entitled to the benefits of the Indenture and the Depositary Agreement. The Old Securities, New Securities and FRNs are collectively referred to herein as the "Securities."

     The Securities are direct obligations of the Company, secured solely by the Company collateral.

Payment of Principal and Interest

     Interest on the New Securities is payable semiannually on each May 15 and November 15 (the "New Securities Interest Payment Date"), commencing May 15, 1996, to the registered Holders thereof at the close of business on the May 1 and November 1, as the case may be, preceding each New Securities Interest Payment Date. The initial average life of the Series A Note was 8.84 years, and the initial average life of the Series B Bonds was 11.57 years.

     The $125,000,000 principal of the 11.45% New Series A Note due November 15, 2005 are payable in semiannual installments, commencing May 15, 2003, as follows:

                                               Percentage of Principal

Payment Date                                        Amount Payable
------------                                         --------------

May 15, 2003                                         13.50%
November 15, 2003                                    13.50%
May 15, 2004                                         17.00%
November 15, 2004                                    17.00%
May 15, 2005                                         19.50%
November 15, 2005                                    19.50%

         The $171,500,000 principal of the 11.95% New Series B Bonds due November 15, 2010 are payable in semiannual installments, commencing May 15, 2002, as follows:

                                                Percentage of Principal

Payment Date                                         Amount Payable
------------                                         --------------

May 15, 2002                                         2.50%
November 15, 2002                                    2.50%
May 15, 2003                                         2.25%
November 15, 2003                                    2.25%
May 15, 2004                                         2.00%
November 15, 2004                                    2.00%
May 15, 2005                                         1.75%
November 15, 2005                                    1.75%
May 15, 2006                                         10.50%
November 15, 2006                                    10.50%
May 15, 2007                                         11.00%
November 15,  2007                                   11.00%
May 15, 2008                                         11.00%
November 15, 2008                                    11.00%
May 15, 2009                                         4.00%
November 15, 2009                                    4.00%
May 15, 2010                                         5.00%
November 15, 2010                                    5.00%

     The $75,000,000 principal of the FRNs due November 15, 2002 are payable in semiannual installments, commencing November 15, 2000, as follows:

                                                  Percentage of Principal

Payment Date                                         Amount Payable
------------                                         --------------

November 15, 2000                                    25.00%
May 15, 2001                                         19.50%
November 15, 2001                                    20.00%
May 15, 2002                                         18.00%
November 15, 2002                                    17.50%

     The FRNs bear interest at LIBOR plus 3.00% per annum and will be payable quarterly on each February 15, May 15, August 15, and November 15, commencing on February 15, 1996, to the registered Holders thereof at the close of business on the preceding February 1, May 1, August 1, and November 1, as the case may be.

Priority of Payments

     Prior to completion of the Casecnan Project pursuant to the Replacement Contract, all net proceeds of the Securities and any liquidated damages proceeds will be deposited in the Construction Fund and disbursed to pay for budgeted construction or restoration costs, including interest and, if applicable, principal on the Securities.

     After completion, except as otherwise provided for with respect to mandatory redemptions and loss proceeds, all revenues received by the Company from the Casecnan Project will be paid into the Revenue Fund maintained by the Depositary (other than certain peso payments required to be used for VAT payments to the Republic of the Philippines). Amounts paid into the Revenue Fund shall be distributed in the following order of priority: (a) to pay operating and maintenance costs; (b) to pay certain administrative costs of the agents for the Secured Parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities (including any increased costs necessary to gross up such payments for certain withholding taxes and other assessments and charges), and principal and interest on other senior debt, if any; (d) to cause the Debt Service Reserve Fund to equal the Debt Service Reserve Fund Required Balance, as defined below; (e) to pay indemnification expenses and other expenses to the Secured Parties and certain other costs, and
(f) to the Distribution Fund or Distribution Suspense Fund, as applicable.

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

Optional Redemption

     On and after the seventh anniversary of the closing (as defined in the Trust Indenture) of the Casecnan Project financing, the New Series A Notes are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date.

     The New Series B Bonds are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the redemption date plus a premium, calculated to "make whole" to comparable U.S. treasury securities plus 150 basis points.

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

Change in Control Put

     Upon the occurrence of a Change of Control, each Holder will have the right to require the Company to repurchase all or any part of such Holder's Securities at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase in accordance with the procedures set forth in the Indenture. There is no assurance that upon a Change in Control the Company will have sufficient funds to repurchase the Securities.

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

         (d) The projected Debt Service Coverage Ratio of the Securities for the succeeding 12-month period is equal to or greater than
                  1.35 to 1, as certified by an officer of the Company; and,

         (e) The Debt Service Reserve Fund has a balance equal to or greater than the Debt Service Reserve Fund Required Balance.

Ranking and Security for the Securities

     The Securities and the FRNs are senior debt of the Company and are secured by (a) an assignment of all revenues received by the Company from the Casecnan Project; (b) a collateral assignment of all material contracts; (c) a lien on any accounts and funds on deposit under the Depositary Agreement; (d) a pledge of approximately 100% of the capital stock of the Company, subject to release in certain circumstances relating to accessing political risk insurance for the benefit of the shareholders; and (e) a lien on all other material assets and property interests of the Company. The Securities will rank pari passu with and will share the Collateral on a pro rata basis with certain other senior secured debt, if any (provided that the Debt Service Reserve Fund shall be collateral solely for the obligations under the Securities). The proceeds of any political risk insurance covering the capital investment will not be part of the collateral for the Securities. While under the Indenture the Company may incur certain permitted debt senior to the Securities, it has no present intention to do so.

Ratings

     Moody's and Standard & Poor's have assigned the Securities ratings of "Ba2" and "BB+", respectively. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency, if, in such rating agency's judgment, circumstances so warrant.

Nature of Recourse on the Securities

     The Company's obligations to make payments of principal, premium, if any, and interest on the Securities are, obligations solely of the Company secured solely by the collateral. Neither the shareholders of the Company nor any Affiliate, including MidAmerican, incorporator, officer, director or employee thereof or of the Company guaranteed the payment of, nor have any obligation with respect to payment of the Securities, except to the extent that affiliates of MidAmerican who are stockholders of the Company have pledged their capital stock in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

Incurrence of Additional Debt

     The Company shall not incur any debt other than "Permitted Debt." "Permitted Debt" means:

         (a)......The Securities;

         (b)......After  completion,  debt  incurred  to  finance  the making of capital improvements to the Casecnan Project required to maintain compliance with applicable law or anticipated changes therein; provided that no such Debt may be incurred unless at the time of incurrence the independent engineer confirms as reasonable (i) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are reasonably expected to enable the Casecnan Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Company that demonstrate, after giving effect to the incurrence of such debt, the minimum project Debt Service Coverage Ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the final maturity date, will not be less than 1.3 to 1;

         (c)......After  completion,  Debt  incurred  to  finance  the making of capital improvements to the Casecnan Project not required by applicable law, so long as after giving effect to the incurrence of such debt (i) no default or event of default has occurred and is continuing, and (ii)(A) the independent engineer confirms as reasonable (I) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are technically feasible and prudent and (II) the calculations of the Company that demonstrate, after giving effect to the incurrence of such debt, (x) the minimum project Debt Service Coverage Ratio for the next four consecutive fiscal quarters, commencing with the quarter in which such debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than
1.4 to 1 and (y) the average projected Debt Service Coverage Ratio for all succeeding fiscal years until the final maturity date will not be less than 1.7 to 1, or (B) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade;

     (d)......After  completion,  working  capital debt in an  aggregate  amount outstanding at any time not to exceed $5 million;

     (e)......Debt  incurred in connection with certain permitted  interest rate and currency hedging arrangements;

     (f)......Subordinated  debt from  affiliates in an aggregate  amount not to exceed $150 million prior to completion and $100 million after completion, which shall be used to finance capital, operating or other costs with respect to the Project;

     (g)......Debt  incurred  for  purposes  for  which  permitted  liens may be incurred;

     (h)......Debt  contemplated to be incurred pursuant to the Casecnan Project documents, including obligations in connection with any letter of credit in an aggregate amount outstanding at any time not to exceed $15 million;

     (i)......Purchase  money  debt and  other  ordinary  course  trade  debt to support operation and maintenance of the Casecnan Project, in an aggregate amount at any time not to exceed $35 million;

     (j)......Permitted  refinancing  debt,  if, as certified  by an  authorized officer of the Company at the time of incurrence, (A)(i) after giving effect to the incurrence of such debt, (x) the minimum projected Debt Service Coverage Ratio for the next four consecutive fiscal quarters in which such debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.5 to 1, and (y) for each subsequent fiscal year through the final maturity date, the average project Debt Service Coverage Ratio will not be less than 2.0 to 1, and (ii) the final maturity and average life of the debt incurred each exceed those of the debt remaining, (B) each principal payment equals that of each corresponding principal payment of the debt being replaced or (C) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade; and,

     (k)......Debt  incurred by the Company prior to completion as necessary for financing, engineering, construction, completion, testing and start-up of the Casecnan Project in accordance with an Approved Completion Plan in order to achieve completion ("Pre-Completion Additional Debt"), provided that (i) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade; or (ii)(A) the independent engineer has confirmed (subject to customary assumptions and qualifications) as reasonable the technical feasibility of the Approved Completion Plan including a certification that (subject to customary assumptions and qualifications) the net proceeds of such Debt and other funds available to the Company (from Liquidated Damages Proceeds or otherwise) are reasonably expected to be sufficient to fund the costs of reaching completion; and (B) the Company certifies at the time of incurrence (with customary assumptions and qualifications) that (x) the Approved Completion Plan is technically feasible and prudent, (y) after giving effect to the incurrence of such debt, the minimum projected Debt Service Coverage Ratio for the four fiscal quarters commencing with the quarter that commences immediately after the projected date of commercial operation of the Casecnan Project, taken as one annual period, and in every fiscal year thereafter, will not be less than
1.3 to 1, and (z) after giving effect to incurrence of such debt, the average projected Debt Service Coverage Ratio for all succeeding Calendar Years until the final maturity date will not be less than 1.5 to 1.

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

Regulatory Matters

     The Company is subject to a number of Philippine statutory and regulatory standards and required and desirable approvals, including those relating to energy and environmental laws. Many permits and regulatory approvals are required and desirable for the construction and operation of the Casecnan Project. A number of these permits and regulatory approvals have not yet been obtained. Some of the permits and regulatory approvals that have been obtained contain conditions, and a number of the permits and approvals not yet obtained may contain conditions when they are issued. Delay in receipt of or failure to obtain these permits or approvals or to satisfy any of these conditions could delay completion of the construction of the Casecnan Project, restrict the operation of the Casecnan Project, or result in additional costs or taxes. The adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations, that modify the present regulatory environment could have a material adverse effect on the Company's ability to construct or operate the Casecnan Project and could trigger the Company's right to sell the Casecnan Project to NIA. Upon such sale, the Securities will be subject to mandatory redemption.

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

Item 3.  Legal Proceedings

     The Company is not a party to any material outstanding litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item 5.  Market for Company's Equity and Related Stockholder Matters.

     Not Applicable.

Item 6.  Selected Financial Data

Amounts in Thousands Except Per Share Amounts

                                            Year Ended December 31,
                                 1999      1998      1997      1996      1995
---------------------------- --------- --------- --------- --------- -----------
---------------------------- --------- --------- --------- --------- -----------
Total revenue                $ 11,656   $ 19,533  $ 19,786  $ 25,611   $  2,494
Net income (loss) to common
stockholders                      699       3.81   (11,264)  (13,211)     1,200)
Net income (loss) per share      0.91       0.50    (14.68)   (17.22)     (2.09)
Total assets                  522,398    553,433   491,912   490,162    501,160
Total liabilities             423,157    454,891   393,751   380,737    378,524
Notes and bonds payable       371,500    371,500   371,500   371,500    371,500
Stockholders' equity           99,241     98,542    98,161   109,425    122,636


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
---------------------

     The Company is in the construction stage and has not yet started commercial operations as of December 31, 1999. The quarter and year ended December 31, 1999 revenue of $2.7 million and $11.7 million respectively, consists of interest income on cash and investment balances. The quarter and year ended December 31, 1999 interest expense of $11.3 million and $45.0 million, respectively, less amounts capitalized of $9.8 million and $36.5 million, respectively, and amortization of bond issue costs of $0.3 million and $1.3 million, respectively, are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:
-------------------------------

     In  November   1995,   the  Company  closed  the  financing  and  commenced
construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

     CE Casecnan, which is expected to be indirectly owned at least 70% by MidAmerican, is developing the Casecnan Project under the terms of the Project Agreement ("Project Agreement") between CE Casecnan and the NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to the NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on the purchase of the electricity from NIA by NPC. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars.

     The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

     CE Casecnan financed a portion of the cost of the Casecnan Project through the issuance of $125 million of its 11.45% Senior Secured Series A Notes due 2005 and $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 and $75 million of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture").

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

Interest Rate Risk

     At December 31, 1999, the Company had fixed-rate long-term debt of $296.5 million in principal amount and having a fair value of $288.5 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $17.6 million if interest rates were to increase by 10% from their levels at December 31, 1999. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 1999, the Company had floating-rate obligations of $75.0 million that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 1999 levels, the Company's consolidated interest expense would increase by approximately $38,000 each month in which such increase continued based upon December 31, 1999 principal balances.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants......................................17

Balance Sheets as of December 31, 1999 and 1998...............................18

Statements of Operations  for the Years Ended  December 31, 1999,
1998 and 1997 and for the Period from the Date of Inception  (September
21, 1994) to December 31, 1999................................................19

Statements of Changes in Stockholders' Equity for the Period from
Inception (September 21, 1994) to December 31, 1999...........................20

Statements  of Cash Flows for the Years Ended  December 31, 1999,
1998 and 1997 and for the Period from the Date of Inception  (September  21,
1994) to December 31, 1999....................................................21

Notes to Financial Statements.................................................22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.


We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period from the date of inception (September 21, 1994) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 1999 and 1998, and the results of its operations, changes in stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from the date of inception (September 21, 1994) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

SyCip Gorres Velayo & Co
An Arthur Andersen Member Firm

January 25, 2000

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
--------------------------------------------------------------------------------
BALANCE SHEETS
--------------------------------------------------------------------------------
DECEMBER 31, 1999 AND 1998

(Presented in United States Dollars)
(Amounts in Thousands, Except Number of Shares and Par Value )

                                                             1999        1998
--------------------------------------------------------------------------------

ASSETS

Cash                                                     $  2,318    $  1,996
Restricted Cash and Short-term Investments (Note 4)        42,064     145,958
Accrued Interest Receivable                                 1,750       3,014
Restricted Investments (Note 4)                           122,175     122,341
Bond Issue Costs - net (Note 4)                             9,010      10,334
Development and Construction Costs (Notes 1, 4 and 7)     337,983     261,563
Deferred Income Tax - net (Note 5)                          7,098       8,227
-------------------------------------------------------------------------------
                                                         $522,398    $553,433
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Expenses (Note 7)           $ 41,633    $  82,635
Advances from Affiliates (Note 3)                          10,024          756
Notes and Bonds Payable (Note 4)                          371,500      371,500
--------------------------------------------------------------------------------
Commitments  and  Contingencies  (Note 7)

Stockholders'  Equity

Capital  stock-$0.038 par value (Note 4, 5 and 6)
         Authorized - 2,148,000 shares
         Issued - 767,162 shares                               29          29
Additional paid-in capital (Note 4)                       123,807     123,807
Accumulated deficit                                       (24,595)    (25,294)
-------------------------------------------------------------------------------
                                                           99,241      98,542
-------------------------------------------------------------------------------
                                                         $522,398    $553,433
===============================================================================

See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 AND THE PERIOD FROM THE DATE OF INCEPTION (SEPTEMBER 21, 1994) TO DECEMBER 31, 1999 (Presented in United States Dollars) (Amounts in Thousands Except Net Income (Loss) Per Share and
Average Number of Shares Outstanding)

                                                                                        From the date
                                                                                        of Inception
                                                                                        (September 21,
                                                                                          1994) to
                                                                                        December 31,
                                                            1999      1998       1997      1999
---------------------------------------------------------------------------------------------------

INTEREST INCOME                                         $  11,656  $  19,533  $  19,786 $  79,079
---------------------------------------------------------------------------------------------------
EXPENSES

Interest - net of interest capitalized                      8,504     17,867     33,653   106,192
Amortization of bond issue costs                            1,324      1,179      1,053     4,580
---------------------------------------------------------------------------------------------------
                                                            9,828     19,046     34,706   110,772
---------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX                             1,828        487    (14,920)  (31,693)

BENEFIT FROM (PROVISION FOR)
         DEFERRED INCOME TAX (Note 5)                      (1,129)      (106)     3,656     7,098
---------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                       $     699  $     381   ($11,264) ($24,595)
===================================================================================================
Net Income (Loss) Per Share                             $    0.91  $    0.50    ($14.68)  ($34.19)
===================================================================================================
Average Number of Common Shares Outstanding               767,162    767,162    767,162   719,389
===================================================================================================

See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
AND THE PERIOD FROM INCEPTION (SEPTEMBER 21, 1994)
TO DECEMBER 31, 1999
(Presented in United States Dollars)
(Amounts in Thousands, Except Number of Shares and Par Value )

                                                        Outstanding           Additional
                                                          Common     Common    Paid-in  Accumulated
                                                          Shares      Stock    Capital     Deficit    Total
------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 21, 1994                                   -    $      -   $      -  $      -   $      -

ISSUANCE OF COMMON SHARES
  AT $0.038 PAR VALUE                                   537,014          20        530         -        550
------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                              537,014          20        530         -        550

ADDITIONAL ISSUANCE OF
 COMMON SHARES (Note 6)                                 230,148           9          -         -          9

ADDITIONAL PAID-IN CAPITAL
 (Note 4)                                                     -           -    123,277         -    123,277

NET LOSS                                                      -           -          -    (1,200)    (1,200)
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              767,162          29    123,807    (1,200)   122,636

NET LOSS                                                      -           -          -   (13,211)   (13,211)
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                              767,162          29    123,807   (14,411)   109,425

NET LOSS                                                      -           -          -   (11,264)   (11,264)
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                              767,162          29    123,807   (25,675)    98,161

NET LOSS                                                      -           -          -       381        381
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                              767,162          29    123,807   (25,294)    98,542

NET INCOME                                                    -           -          -       699        699
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                              767,162    $     29   $123,807  ($24,595)  $ 99,241
=============================================================================================================

See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 AND THE PERIOD FROM THE DATE OF INCEPTION (SEPTEMBER 21, 1994) TO DECEMBER 31, 1999 (Presented in United
States Dollars) (Amounts in Thousands)

                                                                                                   From the date
                                                                                                    of Inception

                                                                                                   (September 21,
                                                                                                      1994) to
                                                                                                    December 31,
                                                           1999           1998          1997           1999
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $     699     $     381         ($11,264)      ($24,595)
Adjustments to reconcile net income (loss)
     Amortization of bond issue costs                      1,324         1,179            1,053          4,580
     Provision for (benefit from) deferred                 1,129           106           (3,656)        (7,098)
     Changes in assets and liabilities
        Decrease (increase) in accrued                     1,264           (52)           1,996         (1,750)
        Increase in accounts payable                           -         2,195              360          8,650
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        4,416         3,809          (11,511)       (20,213)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to development and construction costs          (76,420)     (103,297)        (107,474)      (337,983)
Decrease (increase) in restricted:
     Cash and short-term investments                     103,894        37,520          (39,356)       (42,064)
     Investments                                             166         4,343          146,331       (122,175)
Increase (decrease) in accounts payable                  (41,002)       61,248           10,029         32,983
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities      (13,362)         (186)           9,530       (469,239)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in advances from affiliates            9,268        (2,303)           2,625         10,024
Increase in bond issue costs                                   -             -                -        (13,590)
Proceeds from:
     Capital stock                                             -             -                -        123,836
     Notes and bonds payable                                   -             -                -        371,500
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        9,268        (2,303)           2,625        491,770
----------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                         322         1,320              644          2,318
CASH AT BEGINNING OF PERIOD                                1,996           676               32              -
----------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                  $   2,318     $   1,996      $       676    $     2,318
================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION

Interest paid during the period
     (net of amount capitalized)                       $   8,670     $  18,477      $   33,293     $   100,509
================================================================================================================

See accompanying Notes to Financial Statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A Company in the Development Stage)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       Organization

     The Company was registered with the Philippine Securities and Exchange Commission on September 21, 1994, with a calendar year which ends on December
31. Its primary purpose is to design, develop, construct, erect, assemble, commission, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Philippine Government or any government-owned or controlled corporation (GOCC).

     The Company has a contract with the Philippine Government, through the National Irrigation Administration (NIA) (a GOCC), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (Project Agreement), covering a 20-year cooperation period with "take-or-pay" obligations for water and electricity. At the end of the 20-year cooperation period, the combined irrigation and 150 net megawatt hydroelectric power generation project (the Casecnan Project) will be transferred to the Philippine Government at no cost. The Philippine Government also signed a Performance Undertaking which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. Construction of the Casecnan Project commenced in 1995 and the related costs are included under "Development and Construction Costs" account in the balance sheets.

     The Company is in the development stage and has not yet started commercial operations as of December 31, 1999.

     After the completion of the aforementioned project, the Company is expected to be at least 70% owned by MidAmerican Energy Holdings Company (MidAmerican), the successor of CalEnergy Company, Inc., subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations.

2.       Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements of the Company were prepared in United States dollar amounts. Gains or losses resulting from translation of monetary assets and liabilities in foreign currencies are not material.

Restricted Cash and Short-term Investments

     Investments  other than restricted cash are primarily  commercial paper and
money  market  securities.   Restricted  cash  include  similar  securities  and
mortgage-backed securities.

     Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 1999 approximates their fair value which is based on quoted market prices as provided by the financial institution holding the investments.

Bond Issue Costs

     Bond issue costs consist of costs incurred in the issuance of senior secured notes and bonds and are being amortized over the term of the notes and bonds using the effective interest rate method.

Development and Construction Costs

     Costs related to the development and construction of the hydroelectric power plant and related facilities are capitalized and will be amortized over a period of 20 years from the start of its commercial operations.

Interest Capitalization

     Interest and other financial charges are being capitalized as part of the cost of capital projects. Interest is capitalized up to the extent of construction and development costs incurred.

Foreign Currency Transactions

     Transactions conducted in foreign currencies (Philippine pesos) are recorded based on the prevailing rates of exchange at transaction dates. Monetary assets and liabilities denominated in foreign currencies (Philippine pesos) are restated in the financial statements at the exchange rates prevailing at the balance sheet date.

Income Tax

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred tax assets and liabilities are measured using the tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets if it is more likely that a tax benefit will not be realized.

Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common shares outstanding during the period.

Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Advances from Affiliates

     The Company has transactions with its affiliates which consist of cash advances for capital requirements related to the construction of the Casecnan Project.

4.       Notes and Bonds Payable

     On November 27, 1995, the Company issued $371.5 million worth of notes and bonds to finance the construction of the Casecnan Project. These consist of $75.0 million Senior Secured Floating Rate Notes (FRNs) due 2002; $125 million Senior Secured Series A Notes (Series A Notes) with interest at 11.45% due 2005; and, $171.5 million Senior Secured Series B Bonds (Series B Bonds) with interest at 11.95% due 2010. For the year ended December 31, 1999, the notes and bonds had effective interest rates of 9.31%, 11.99% and 12.38% for FRNs, Series A Notes and Series B Bonds, respectively, inclusive of the effect of bond issue cost amortization. Quarterly interest payments for the FRNs commenced on February 15, 1996, and semi-annual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996.

     Semi-annual installments for principal payments will commence on November 15, 2000, May 15, 2003 and May 15, 2002 for the FRNs, Series A Notes and Series B Bonds, respectively. The repayment schedule is as follows (in thousands):

                                      Series A      Series B
                            FRN         Notes         Bonds              Total
         -----------------------------------------------------------------------
         2000           $18,750            $-            $-            $18,750
         2001            29,625             -             -             29,625
         2002            26,625             -         8,575             35,200
         2003                 -        33,750         7,718             41,468
         2004                 -        42,500         6,860             49,360
         2005                 -        48,750         6,002             54,752
         2006                 -             -        36,015             36,015
         2007                 -             -        37,730             37,730
         2008                 -             -        37,730             37,730
         2009                 -             -        13,720             13,720
         2010                 -             -        17,150             17,150
         -----------------------------------------------------------------------
                        $75,000      $125,000      $171,500           $371,500
         =======================================================================

     The securities are senior debts of the Company and are secured by an assignment of all revenues that will be received from the Casecnan Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company. The securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any. The securities are subject to certain optional and mandatory redemption schemes as provided for in the Trust Indenture.

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

     In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement with Chemical Trust Company of California (Chemical Trust) and Kiewit (a predecessor shareholder) whereby Chemical Trust acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds which include a Capital Contribution Fund. The Company's stockholders deposited an aggregate capital contribution of approximately US$123.3 million to the fund which will be strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds have been fully utilized. The contributions are included in the "Additional paid-in capital" account in the balance sheets.

     As of December 31, 1999, MidAmerican held $8.4 million of the Casecnan FRNs. The purchase of the FRNs by MidAmerican does not release the Company of its obligations.

     Interest capitalized as part of development and construction costs amounted to $36.5 million and $27.1 million in 1999 and 1998, respectively.

5.       Income Tax

     The Company's deferred tax asset amounting to $7.1 million and $8.2 million (net of valuation allowance of $3.0 million and $3.5 million) as of December 31, 1999 and 1998, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs. Effective January 1998, the Philippine statutory tax rate had been changed from 35% to 34% in 1998, further reduced to 33% in 1999, and will be 32% in 2000 and onwards. In 1999, an adjustment of $0.7 million was made to the company's deferred income tax to reflect the effect of these tax rate changes.

6.       Capital Stock

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

7.       Commitments and Contingencies

     The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, Turnkey Construction Contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On the same date, the Company entered into a new fixed-price, date-certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

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

     On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce. The Request of Arbitration asserted various claims by Hanbo and HECC against the Company relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, the Company served its answer and defenses in response to the Request of Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

     On April 17, 1998, the Company and Hanbo, HECC, Hanbo Steel Company and KFB mutually agreed to settle the differences among them related to the Casecnan Project. Under the settlement, KFB agreed to pay the Company $90 million and the parties discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, the Company received $10 million from KFB on April 17, 1998 and the remaining balance of $80 million, including interest thereon, on July 3, 1998. The receipt of the $90 million was originally included in "Accounts Payable and Accrued Expenses" account in the balance sheets and is being released periodically to offset costs which were, and will be, incurred over the remainder of the construction period. As of December 31, 1999, the unamortized portion of the settlement amounts to $36 million.

     On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment has been approved by the independent engineer under the Bond Indenture. Accordingly, the Casecnan Project is now expected to become operational by the second quarter of 2001.

     Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the project related transmission lien, the Company is liable to pay NIA $5,000 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000.

     The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. No shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

     There are pending bills before the Philippine Congress and the Philippine Senate aimed at restructuring the electric industry, privatization of the NPC and introduction of a competitive electricity market, among others. The passage of the bills may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

8.       Fair Value of Financial Instruments

     Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction.

     The methods and assumptions used to estimate fair value are as follows:

     Other financial instruments

     Financial instruments other than notes and bonds payable of a material nature fall into the definition of short-term and fair value is estimated as the carrying amount.

     Notes and Bonds Payable

     The fair value of the Company's notes and bonds payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturing maturities.

     The carrying amounts in the table below are included under the indicated captions in Note 4 (in thousands).

                              1999                     1998
  ----------------------------------------------------------------------
                      Carrying    Estimated    Carrying     Estimated
                         Value   Fair Value       Value    Fair Value

  FRNs                $ 75,000      $73,500    $ 75,000       $62,250
  Series A Notes       125,000      121,962     125,000        97,938
  Series B Bonds       171,500      166,527     171,500       144,060
  ----------------------------------------------------------------------
                      $371,500     $361,989    $371,500      $304,248
  ======================================================================


9.       Registration with the Board of Investments (BOI)

     The Company is registered with the BOI of the Philippines as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987 (Executive Order No. 226). Under the terms of its registration, the Company is entitled to certain incentives which include an income tax holiday for a minimum of six years from the start of commercial operations; tax and duty-free importation of capital equipment; tax credits on domestic capital equipment; and, exemption from customs duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. The registration also requires, among others, the maintenance of a debt-to-equity ratio not exceeding 75:25 upon commencement of commercial operations.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable

PART III

Item 10.  Directors and Executive Officers of the Company

         The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

NAME                  AGE              POSITION

David L. Sokol        43      Director and Chairman
Gregory E. Abel       37      Vice Chairman and Chief Executive Officer
Robert S. Silberman   42      Director and President
Patrick J. Goodman    33      Director, Senior Vice President and Chief
                                Financial Officer
Steven A. McArthur    42      Senior Vice President
Douglas L. Anderson   42      Vice President, General Counsel and
                               Assistant Secretary
David A. Baldwin      35      Director, Vice President and General Manager
Jose R. Sandejas      62      Director and Corporate Secretary
Marivic Espiritu      32      Director and Assistant Corporate Secretary
Jose Jaime Cruz       29      Director
Scott LaPrairie       42      Director
Rachael Hernandez     32      Director
James D. Stallmeyer   42      Vice President
Edward F. Bazemore    62      Vice President - Human Resources
Brian K. Hankel       37      Vice President and Treasurer

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

         Robert S. Silberman. In addition to serving as Director and President of the Company, Mr. Silberman is President and Chief Operating Officer of CalEnergy Generation, a group of subsidiaries of MidAmerican. Mr. Silberman joined MidAmerican in 1995. Prior to that, Mr. Silberman served as Executive Assistant to the Chairman and Chief Executive Officer of International Paper Company, as Director of Project Finance and Implementation for the Ogden Corporation and as a Project Manager in Business Development for Allied Signal, Inc. He has also served as Assistant Secretary of the Army for the United States Department of Defense.

          Patrick J. Goodman. In addition to serving as Director, Senior Vice President and Chief Financial Officer for the Company, he is Senior Vice
President and Chief Financial Officer for MidAmerican. Mr. Goodman joined MidAmerican in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

          Steven A. McArthur. Mr. McArthur is a Senior Vice President and Secretary of MidAmerican. Mr. McArthur joined MidAmerican in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988, he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

          Douglas L. Anderson. In addition to serving as Vice President, General Counsel and Assistant Secretary for the Company, Mr. Anderson is Vice President and Assistant General Counsel of MidAmerican and General Counsel of CalEnergy Generation. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993 Mr. Anderson was a business attorney with Fraser, Stryker, Vaughn, Meusey,
Olson, Boyer & Bloch, P.C. in Omaha and prior to that Mr. Anderson was a principal in the firm Anderson & Anderson.

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

          Marivic Espiritu. In addition to serving as a Director and Assistant Corporate Secretary of the Company, Ms. Espiritu is a partner with the law firm of Quisumbing Torres & Evangelista.

          Jose Jaime Cruz. In addition to serving as a Director of the Company, Mr. Cruz is an attorney with the law firm of Quesumbing Torres & Evangelista.

          Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive Officer of the LaPrairie Group of Companies.

          Rachael Hernandez. In addition to serving as a Director of the Company, Ms. Hernandez is Corporate Counsel for the Company and certain of its affiliates.

          James D. Stallmeyer. In addition to serving as Vice President of the Company, Mr. Stallmeyer is Commercial Director and General Counsel of Northern Electric. Mr. Stallmeyer joined the Company in 1993. Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Prior to that, Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

          Edward F. Bazemore.  In addition to serving as Vice  President,  Human
Resources for the Company, Mr. Bazemore also serves as Vice President, Human Resources/IPP for MidAmerican. Mr. Bazemore joined MidAmerican in 1991. From 1989 to 1991, he was Vice President, Human Resources, at Ogden Projects, Inc. in New Jersey. Prior to that Mr Bazemore was Director of Human Resources for Ricoh Corporation, also in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

          Brian K. Hankel. In addition to serving as Vice President and Treasurer for the Company, he is Vice President and Treasurer for MidAmerican. Mr. Hankel joined MidAmerican in February 1992 as a Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992.

Item 11.  EXECUTIVE COMPENSATION

         None of the executive officers or directors of the Company receives compensation from the Company for services as officers or directors of the Company. All directors are reimbursed for their expenses in attending board and committee meetings.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Description of Capital Stock

         As of December 31, 1999, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 peso per share (the "Common Stock"), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 1999 there were 8 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

                                                  Number Of      Percentage Of

Name and Address of Owner                       Shares Owned* Common Stock Owned

1.   CE Casecnan, Ltd. (1)                         537,005            70%(2)
     a Bermuda corporation
     c/o Conyers Dill & Pearman
     Clarendon House
     P.O. Box 666
     Hamilton, Bermuda HM CX

2.   LaPrairie Group Contractors

     (International), Ltd.                         115,074           15%(3)
     a Barbados corporation
     c/o P.O. . Box 690C
     Bridgetown, Barbados

3.   San Lorenzo Ruiz Builders and Developers

     Group, Inc.                                   115,074           15%(3)(4)
     a Philippine corporation
     Violago Compound
     222 East Rodriguez Avenue
     Quezon City, Philippines

*In addition, each director of the Company owns one share in the Company as required by Philippine law.

         (1) MidAmerican indirectly owns CE Casecnan, Ltd., a Bermuda corporation which is the registered owner of the shares.

         (2) Number of shares owned subject to upward adjustment based on projected level of financial return to MidAmerican from the Project calculated at the time of Completion and the absence of the timely exercise of the option specified in note (4) below.

         (3) Number of shares owned and percentages owned subject to downward adjustment based on projected level of financial return to MidAmerican from the Project calculated at the time of Completion. Neither of the minority shareholders will have a major role in the development, construction or operation of the Casecnan project.

         (4) During 1998, MidAmerican purchased substantially all of the shares held by San Lorenzo Ruiz Builders and Developers Group Inc.; however, San Lorenzo has an option to repurchase those shares at project completion.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 27, 2000.

                                      CE CASECNAN WATER AND ENERGY COMPANY, INC.



                                            By:      /s/ Robert S. Silberman*
                                                     Robert S. Silberman
                                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature                  Title                                         Date

/s/ David L. Sokol*     Director and Chairman of the Board        March 27, 2000
David L. Sokol

/s/ Robert S. Silberman*Director, President and Chief Operating   March 27, 2000
Robert S. Silberman        Officer (Principal Executive Officer)

/s/ Patrick J. Goodman* Director, Senior Vice President and
Patrick J. Goodman         Chief Financial Officer                March 27, 2000
                          (Principal Financial Officer)

/s/ Rachael Hernandez*  Director                                  March 27, 2000
Rachael Hernandez

/s/ Marivic Espiritu*   Director                                  March 27, 2000
Marivic Espiritu

/s/ David A. Baldwin*   Director                                  March 27, 2000
David A. Baldwin

/s/ Jose Jaime Cruz*    Director                                  March 27, 2000
Jose Jaime Cruz

/s/ Jose R. Sandejas*   Director                                  March 27, 2000
Jose R. Sandejas


*By: /s/ Douglas L. Anderson
     Douglas L. Anderson
     Attorney-in-Fact

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

4.2 Exchange and Registration Rights Agreement, dated as of November 27, 1995, by and among CS First Boston Corporation, Bear Stearns & Co. Inc., Lehman Brothers Inc. and the Company (incorporated by reference to Exhibit 4.2 the Company'sForm S-4).

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

10.1 Amended and Restated Casecnan Project Agreement, dated as of June 26, 1995, between the National Irrigation Administration and theCompany (incorporated by reference to Exhibit 10.1 the Company's Form S-4).

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

10.8 Engineering, Procurement and Construction Contract dated May 7, 1997 between the Company and CP Casecnan - Consortium (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K dated December 31, 1998).

10.9 Amendment Agreement dated November 20, 1999 between the Company and CP Casecnan - Consortium.

24                Power of Attorney

27                Financial Data Schedule