Form 10-Q
period 2000-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2000-05-12
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                 March 31, 2000

                           COMMISSION FILE NO. 333-608

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

             (Exact name of registrant as specified in its charter)

                     PHILIPPINES                          Not Applicable
        -----------------------------------            -----------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        24th Floor 6750 Building, Ayala Avenue

        Makati, Manila, Philippines                       Not Applicable
        ---------------------------                    -----------------
    (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (632) 892-0276
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                     No
                              ---------                   -----------

Former name, former address and former fiscal year, if changed since last report. Not Applicable
        --------------

767,162 shares of Common Stock, $0.038 par value were outstanding as of March 31, 2000.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                                 March 31, 2000

                                  -------------

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                              Page
------------------------------

Item 1.           Financial Statements

Report of Independent Public Accountants                                       3

Balance Sheets, March 31, 2000 and December 31, 1999                           4

Statements of Operations for the Three Months Ended March 31, 2000 and 1999 and for the period from inception

(September 21, 1994) to March 31, 2000                                         5

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999
  and for the period from inception (September 21, 1994) to March 31, 2000     6

Notes to Financial Statements                                                  7

Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations                                                8

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   10
-------
Item 2.   Changes in Securities                                               10
-------
Item 3.   Defaults on Senior Securities                                       10
-------
Item 4.   Submission of Matters to a Vote of Security Holders                 10
-------
Item 5.   Other Information                                                   10
-------
Item 6.   Exhibits and Reports on Form 8-K                                    10
-------

Signatures                                                                    11

Exhibit 27                                                                    12

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.


We have reviewed the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of March 31, 2000, and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999 and the period from the date of inception (September 21, 1994) to March 31, 2000. These financial statements are the responsibility of the Company's management.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 1999, and the related statements of operations and changes in stockholders' equity for the period from the date of inception (September 21, 1994) to December 31, 1999 and cash flows for the year ended December 31, 1999, and for the period from the date of inception (September 21, 1994) to December 31, 1999 (not presented separately herein) and, in our report dated January 25, 2000, we expressed an unqualified opinion on those financial statements.

SYCIP GORRES VELAYO & CO.
An Arthur Andersen Member Firm

Makati City, Philippines
May 10, 2000


                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS

          (in thousands, except number of shares and per share amount)
                        --------------------------------

                                                                          March 31,               December 31,
                                                                             2000
                                                                                               1999
                                                                     ---------------------     ---------------------
                                                                     ---------------------     ---------------------
                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                            $              2,334       $             2,318
Restricted cash and short-term investments                                         28,616                    42,064
Accrued interest and other receivables                                              1,655                     1,750
Restricted investments                                                            122,409                   122,175
Bond issue costs - net                                                              8,644                     9,010
Development and construction costs                                                359,160                   337,983
Deferred income tax                                                                 6,751                     7,098
                                                                     ---------------------     ---------------------
                                                                     ---------------------     ---------------------

   Total assets                                                      $            529,569      $            522,398
                                                                     =====================     =====================
                                                                     =====================     =====================



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                $             45,933      $             41,633
Advances from affiliates                                                           11,692                    10,024
Notes and bonds payable                                                           371,500                   371,500
                                                                     ---------------------     ---------------------
                                                                     ---------------------     ---------------------

   Total liabilities                                                              429,125                   423,157
                                                                     ---------------------     ---------------------
                                                                     ---------------------     ---------------------


Stockholders' equity:
Common stock - par value $0.038 per share,
Additional paid-in capital                                                        123,807                   123,807
Deficit                                                                          (23,392)                  (24,595)
                                                                     ---------------------     ---------------------
                                                                     ---------------------     ---------------------
Total stockholders' equity                                                        100,444                    99,241
                                                                     ---------------------     ---------------------
                                                                     ---------------------     ---------------------

   Total liabilities and stockholders' equity                        $            529,569      $            522,398
                                                                     =====================     =====================
                                                                     =====================     =====================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

          (in thousands, except number of shares and per share amounts)
                        --------------------------------

                                                                Three Months Ended                       From the date of Inception
                                                                     March 31                               (September 21, 1994)
                                                         2000                        1999                     to March 31, 2000
                                               -------------------------    ------------------------     --------------------------

     Revenues:

     Interest income                                       $      2,314                $      3,302                  $      81,393
                                               -------------------------    ------------------------     --------------------------
     Total revenues                                               2,314                       3,302                         81,393
                                               -------------------------    ------------------------     --------------------------
     Costs and expenses:
     Interest expense                                            12,127                      11,350                        202,747
     Less capitalized interest                                  (11,363)                     (8,210)                       (91,211)
                                               -------------------------    ------------------------     --------------------------
     Total costs and expenses                                       764                       3,140                        111,536
                                               -------------------------    ------------------------     --------------------------
     Net income (loss) before income tax                          1,550                         162                        (30,143)
     Benefit from (provision for)
     deferred income tax                                           (347)                        (48)                         6,751
                                               -------------------------    ------------------------     --------------------------
     Net income (loss)                                     $      1,203                 $       114      $                 (23,392)
                                               =========================    ========================     ==========================
     Net income (loss) per share                           $       1.57                 $      0.15      $                  (32.42)
                                               =========================    ========================     ==========================
     Average number shares outstanding                          767,162                     767,162                        721,544
                                               =========================    ========================     ==========================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                        --------------------------------
                                                                                                                From the Date of
                                                                        Three Months Ended                          Inception
                                                                             March 31                          (September 21, 1994)
                                                                   2000                    1999                  to March 31, 2000
                                                            ....................    ...................    ........................
Cash flows from operating activities:

Net income (loss)                                                   $     1,203              $     114             $      (23,392)
Adjustments to reconcile net income (loss) to net
Provision for (benefit from) deferred income tax                            347                     48                     (6,751)
Amortization of bond issue costs                                            366                    331                       4,946
Decrease (increase) in accrued interest and other
  receivables                                                                95                    448                     (1,655)
Increase (decrease) in accounts payable and accrued
expenses                                                                   (18)                  9,322                       8,632
                                                            ....................    ...................    ........................
Net cash provided by (used in) operating activities                       1,993                 10,263                    (18,220)
                                                            --------------------    -------------------    ------------------------
Cash flows from investing activities:

Additions to development and construction costs                         (21,177)               (18,184)                   (359,160)
Decrease (increase) in restricted cash and
Increase in restricted investments                                         (234)                  (442)                   (122,409)
Increase (decrease) in accounts payable and
  accrued expenses related to development  and
  construction activities                                                 4,318                 (2,847)                     37,301
                                                            ....................    ...................    ........................
Net cash used in investing activities                                    (3,645)               (11,815)                   (472,884)
                                                            ....................    ...................    ........................
Cash flows from financing activities:

Increase in advances from an affiliate                                    1,668                  1,699                      11,692
Issuance of bonds payable                                                     -                      -                     371,500
Proceeds from issuance of capital stock                                       -                      -                     123,836
Bond issue costs                                                              -                      -                     (13,590)
                                                            ....................    ...................    ........................
Net cash provided by financing activities                                 1,668                  1,699                     493,438
                                                            ....................    ...................    ........................
Net increase in cash and cash
  equivalents                                                                16                    147                       2,334
Cash and cash equivalents at beginning of period                          2,318                  1,996                           -
                                                            ....................    ...................    ........................
Cash and cash equivalents at end of period                          $     2,334            $     2,143               $       2,334
                                                            ====================    ===================    ========================
Supplemental disclosure:
Interest paid (net of amount capitalized)                           $    (9,533)           $    (6,512)              $      92,740
                                                            ====================    ===================    ========================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    (in thousands, except per share amounts)
                        --------------------------------

1.   General:
     -------

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999 and the period from the date of inception (September 21, 1994) to March 31, 2000.

The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Other Footnote Information:
     --------------------------

Reference is made to the Company's December 31, 1999 audited financial statements included in Form 10-K that included information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as Note 2 to the financial statements included in that report.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (in thousands)
                        --------------------------------

Results of Operations:
---------------------

The Company is in the development stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the first quarter of 2000 to $2,314 from $3,302 in the same period in 1999, a 29.9% decrease. This decrease is primarily due to lower cash balances due to the use of existing cash to support the ongoing construction activities.

Interest expense increased in the first quarter of 2000 to $11,761 compared to $11,019 for the same period in 1999. Capitalized interest in the first quarter 2000 increased to $11,363 from $8,210 for the same period in 1999, a 38.4% increase. The increase in capitalized interest results from higher cumulative development and construction costs. Amortization of bond issue costs for the three-month period ended March 31, 2000 was $366, compared to $331 for the same period in 1999. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

Liquidity and Capital Resources:
-------------------------------

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002 (the "Securities"), pursuant to a Trust Indenture dated as of November 27, 1995, as amended to date.

The Securities are senior debt of the Company and are secured by an assignment of all revenues that will be received from the Casecnan Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interest of the Company. The Securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any.

The Securities are subject to certain optional and mandatory redemption schemes as provided for in the Trust Indenture. The Securities contain customary events of default and restrictive covenants.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (in thousands)
                        --------------------------------

Liquidity and Capital Resources (continued):
-------------------------------------------

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

In November 20, 1999, the EPC Contract, was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the second quarter of 2001.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings.

         Not applicable.

Item 2 - Changes in Securities.
------

         Not applicable.

Item 3 - Defaults on Senior Securities.
------

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5 - Other Information.
------

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

                                     CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date:  May 12, 2000                      /s/  Patrick J. Goodman
                                          -----------------------
                                              Patrick J. Goodman
                                              Senior Vice President &
                                              Chief Financial Officer