Form 10-Q
period 2000-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2000-08-04
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                  JUNE 30, 2000

                           COMMISSION FILE NO. 333-608

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

             (Exact name of registrant as specified in its charter)

                      PHILIPPINES                             Not Applicable
         -----------------------------------               -----------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

         24th Floor, 6750 Building, Ayala Avenue

         Makati, Metro Manila Philippines                     Not Applicable
         -------------------------------------------       -----------------
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

767,162 shares of Common Stock, $0.038 par value were outstanding as of June 30, 2000.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                                  June 30, 2000

                                  -------------

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                              Page
------------------------------

Item 1.           Financial Statements

Report of Independent Public Accountants                                       3

Balance Sheets, June 30, 2000 and December 31, 1999                            4

Statements  of  Operations  for the Three and Six Months Ended
June 30, 2000 and 1999 and for the period from the date of inception
(September 21, 1994) to June 30, 2000                                          5

Statements of Cash Flows for the Six Months Ended
June 30, 2000 and 1999 and for the period from the
date of inception (September 21, 1994) to June 30, 2000                        6

Notes to Financial Statements                                                  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  8

PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings                                             10
-------
Item 2.         Changes in Securities                                         10
-------
Item 3.         Defaults on Senior Securities                                 10
-------
Item 4.         Submission of Matters to a Vote of Security Holders           10
-------
Item 5.         Other Information                                             10
-------
Item 6.         Exhibits and Reports on Form 8-K                              10
-------

Signatures                                                                    11

Exhibit 27                                                                    12

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of June 30, 2000, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period from the date of inception (September 21, 1994) to June 30, 2000, and cash flows for the six months ended June 30, 2000 and 1999 and the period from the date of inception (September 21, 1994) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 1999, and the related statements of operations for the year ended December 31, 1999, and for the period from the date of inception (September 21, 1994) to December 31, 1999, changes in stockholders' equity for the period from date of inception (September 21, 1994) to December 31, 1999 and cash flows for the year ended December 31, 1999, and for the period from the date of inception (September 21, 1994) to December 31, 1999 (not presented separately herein) and, in our report dated January 25, 2000, we expressed an unqualified opinion on those financial statements

SYCIP GORRES VELAYO & CO.
An Arthur Andersen Member Firm

Makati City, Philippines
July 10, 2000

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS

          (in thousands, except number of shares and per share amounts)
                        --------------------------------

                                                                           June 30,                    December 31,
                                                                             2000                          1999
                                                                     ---------------------        ---------------------
                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                            $                                  $     2,318
Restricted cash and investments                                                   111,946                   164,239
Accrued interest and other receivables                                                804                     1,750
Bond issue costs - net                                                              8,277                     9,010
Development and construction costs                                                373,003                   337,983
Deferred income tax                                                                 6,288                     7,098
                                                                     ---------------------     ---------------------

   Total assets                                                               $   503,197               $   522,398
                                                                     =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                         $    15,409            $ 41,633
Advances from affiliates                                                           14,241                    10,024
Notes and bonds payable                                                           371,500                   371,500
                                                                     ---------------------     ---------------------

   Total liabilities                                                              401,150                   423,157
                                                                     ---------------------     ---------------------
Stockholders' equity:
Common stock - par value $0.038 per share
Additional paid-in capital                                                        123,807                   123,807
Deficit                                                                          (21,789)                  (24,595)
                                                                     ---------------------     ---------------------
Total stockholders' equity                                                        102,047                    99,241
                                                                     ---------------------     ---------------------

   Total liabilities and stockholders' equity                                 $   503,197      $           522,398
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

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

          (in thousands, except number of shares and per share amounts)
                        --------------------------------

                                                                                                         From the Date
                                             Three Months Ended                   Six Months Ended        of Inception
                                                   June 30                             June 30         (September 21,1994)
                                             2000           1999           2000          1999            to June 30,2000
                                       -------------   -------------  --------------  -------------  --------------------

Revenues:

Interest income                            $  2,195        $  2,991   $       4,509   $     6,293     $           83,588
                                       -------------   -------------  --------------  ------------   --------------------

Total revenues                                2,195           2,991           4,509         6,293                 83,588
                                       -------------   -------------  --------------  ------------   --------------------

Costs and expenses:
Interest expense                             11,703          11,717          23,830        23,067                214,450
Less capitalized interest                   (11,574)         (9,133)        (22,937)      (17,343)              (102,785)
                                       -------------   -------------  --------------  ------------   --------------------

Total costs and expenses                        129           2,584             893         5,724                111,665
                                       -------------   -------------  --------------  ------------   --------------------

Income (loss) before income tax
                                              2,066             407           3,616           569                (28,077)

Benefit from (provision for) deferred
income tax                                     (463)            (79)           (810)         (127)                 6,288
                                       -------------   -------------  --------------  ------------   --------------------

Net income (loss)                          $  1,603          $  328   $       2,806   $       442    $           (21,789)
                                       =============   =============  ==============  ============   ====================

Net income (loss) per share                $   2.09         $  0.43   $        3.66   $      0.58    $            (30.11)
                                       =============   =============  ==============  ============   ====================

Average number shares outstanding           767,162         767,162         767,162       767,162                723,601
                                       =============   =============  ==============  ============   ====================

The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                        --------------------------------

                                                                                                               From the Date of
                                                                         Six Months Ended                          Inception
                                                                             June 30                         (September 21, 1994)
                                                                   2000                    1999                to June 30, 2000
                                                             --------------------    -----------------       -------------------
Cash flows from operating activities:

Net income (loss)                                            $             2,806     $            442        $            (21,789)
Adjustments to reconcile net income (loss) to net
Provision for (benefit from) deferred income tax                                                  127                      (6,288)
Amortization of bond issue costs                                             733                  662                       5,313
Decrease (increase) in accrued interest and other
Increase (decrease) in accounts payable and accrued
expenses                                                                     328                 (165)                      8,978
                                                             --------------------    -----------------       ---------------------
Net cash provided by (used in) operating activities                        5,623                1,952                     (14,590)
                                                             --------------------    -----------------       ---------------------

Cash flows from investing activities:

Additions to development and construction costs                          (35,020)             (33,146)                   (373,003)
Decrease (increase) in restricted cash and investments
Increase (decrease) in accounts payable and
  accrued expenses related to development  and
  construction activities                                                (26,552)             (16,785)                      6,431
                                                             --------------------    -----------------       ---------------------
Net cash used in investing activities                                     (9,279)              (5,093)                   (478,518)
                                                             --------------------    -----------------       ---------------------

Cash flows from financing activities:

Increase in advances from an affiliate                                     4,217                3,291                      14,241
Issuance of bonds payable                                                      -                    -                     371,500
Proceeds from issuance of capital stock                                        -                    -                     123,836
Bond issue costs                                                               -                    -                     (13,590)
                                                             --------------------    -----------------       ---------------------
Net cash provided by financing activities                                  4,217                3,291                     495,987
                                                             --------------------    -----------------       ---------------------
Net increase in cash and cash
  equivalents                                                                561                  150                       2,879
Cash and cash equivalents at beginning of period                           2,318                1,996                           -
                                                             --------------------    -----------------      ----------------------
Cash and cash equivalents at end of period                   $             2,879     $          2,146        $              2,879
                                                             ====================    =================       =====================
Supplemental disclosure:
Interest paid (net of amount capitalized)                    $                34     $          5,228        $            100,543
                                                             ====================    =================       =====================

The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        --------------------------------

1.   General:
     -------

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and the period from the date of inception (September 21, 1994) to June 30, 2000, and cash flows for the six months ended June 30, 2000 and 1999 and the period from the date of inception (September 21, 1994) to June 30, 2000.

The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (in thousands)
                        --------------------------------

Results of Operations:
---------------------

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the second quarter of 2000 to $2,195 from $2,991 in the same period in 1999, a 26.6% decrease. For the six months ended June 30, 2000, interest income decreased to $4,509 from $6,293 in the same period in 1999, a 28.3% decrease. These decreases are primarily due to lower cash balances as a result of the use of existing cash to support the ongoing development and construction activities.

Interest expense inclusive of bond issue costs in the second quarter of 2000 was $11,703 compared to $11,717 for the same period in 1999. For the six months ended June 30, 2000 and 1999, interest expense was $23,830 and $23,067, respectively. Amortization of bond issue costs for the three and six month periods ended June 30, 2000 was $366 and $733, respectively, compared to $331 and $662 for the same period in 1999. Capitalized interest in the second quarter of 2000 increased to $11,574 from $9,133 for the same period in 1999, a 26.7% increase. For the six months ended June 30, 2000, capitalized interest increased to $22,937 from $17,343 for the same period in 1999, a 32.3% increase. The increases in capitalized interest resulted from higher cumulative development and construction costs Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

Liquidity and Capital Resources:
-------------------------------

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005, $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Senior Secured Floating Rate Notes due 2002 (the "Securities"), pursuant to an indenture (the "Indenture") dated as of November 27, 1995, as amended to date.

The Securities are senior debt of the Company and are secured by a collateral assignment of all revenues that will be received from the Casecnan Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property. The Securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any.

The Securities are subject to certain optional and mandatory redemption provisions as defined in the Indenture. The Securities contain customary events of default and restrictive covenants.

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

On November  20, 1999,  the EPC  Contract  was amended to extend the  Guaranteed
Substantial Completion Date for the Casecnan Project to March 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the second quarter of 2001.

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

                                  CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: _________, 2000             /s/  Patrick J. Goodman
                                       -----------------------
                                       Patrick J. Goodman

                                       Senior Vice President &
                                       Chief Financial Officer