Form 10-Q
period 2000-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2000-11-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ______________________

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                               SEPTEMBER 30, 2000

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

        24th Floor, 6750 Building, Ayala Avenue
        Makati, Metro Manila Philippines                     Not Applicable
        (Address of principal executive offices)              (Zip Code)

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of September 30, 2000.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                               September 30, 2000
                                  _____________

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                              Page

Item 1.           Financial Statements

Report of Independent Public Accountants                                      3

Balance Sheets, September 30, 2000 and December 31, 1999                      4

Statements of Operations for the Three and Nine Months Ended
September 30, 2000 and 1999 and for the period from the date
of inception (September 21, 1994) to September 30, 2000                       5

Statements of Cash Flows for the Nine Months Ended
September 30, 2000 and 1999 and for the period from the
date of inception (September 21, 1994) to September 30, 2000                  6

Notes to Financial Statements                                                 7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8 - 9

PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings                                            10
Item 2.         Changes in Securities                                        10
Item 3.         Defaults on Senior Securities                                10
Item 4.         Submission of Matters to a Vote of Security Holders          10
Item 5.         Other Information                                            10
Item 6.         Exhibits and Reports on Form 8-K                             10

Signatures                                                                   11

Exhibit 27                                                                   12

Report of Independent Accountants

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.



We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of September 30, 2000, and the related statements of operations for the three and nine months ended September 30, 2000 and of cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management. The quarters ended September 30, 1999, March 31, 2000 and June 30, 2000 were reviewed by another independent accounting firm.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit made in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Another independent accounting firm had previously audited in accordance with generally accepted auditing standards in the United States of America, the balance sheet as of December 31, 1999, statements of operations and of cash flows for the year then ended, whose report dated January 25, 2000 expressed an unqualified opinion on those financial statements.


JOAQUIN CUNANAN & CO.
A PricewaterhouseCoopers Member Firm



Makati City, Philippines
November 13, 2000

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                  BALANCE SHEET
          (In thousands, except number of shares and per share amounts)


                                              September 30,       December 31,
                                                   2000               1999
                                           ------------------- -----------------
                                                       A S S E T S

Cash and cash equivalents                  $          2,835    $          2,318
Restricted cash and investments                      98,181             164,239
Accrued interest and other receivables                  517               1,750
Bond issue costs - net                                7,911               9,010
Development and construction costs                  394,430             337,983
Deferred income tax                                   5,919               7,098
----------------------------------------- ------------------- -----------------
                                             $      509,793       $     522,398
========================================= =================== =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses       $        19,335      $       41,633
Advances from affiliates                             15,634              10,024
Notes and bonds payable                             371,500             371,500
----------------------------------------- ------------------- -----------------
                                                    406,469             423,157
----------------------------------------- ------------------- -----------------
Common stock - par value $0.038 per share
   Authorized - 2,148,000 shares
    Issued and outstanding - 767,162 shares              29                  29
Additional paid-in capital                          123,807             123,807
Accumulated  deficit                                (20,512)            (24,595)
----------------------------------------- ------------------- -----------------
                                                    103,324              99,241
----------------------------------------- ------------------- -----------------
                                             $      509,793       $     522,398
========================================= =================== =================


                (See accompanying notes to financial statements)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                                                                               From the date
                                                                                                                of inception
                                                                                                                 (September
                                                 Three months ended                Nine months ended             21,1994) to
                                                    September 30                     September 30               September 30,
                                          ----------------- ----------------- -------------- ----------------- ------------------
                                                 2000             1999             2000            1999              2000
                                          ----------------- ----------------- -------------- ----------------- ------------------
REVENUES
     Interest income                        $       1,858   $       2,665     $     6,367     $      8,958     $          85,446
----------------------------------------- ----------------- ----------------- -------------- ----------------- ------------------
                                                    1,858           2,665           6,367            8,958                85,446
----------------------------------------- ----------------- ----------------- -------------- ----------------- ------------------
COST AND EXPENSES:
     Pre-operating expenses                           212               -             212                -                   212
     Financial expenses
         Interest expense                          11,978          11,581          35,808           34,648               226,428
         Capitalized interest                     (11,978)         (9,315)        (34,915)         (26,658)             (114,763)
----------------------------------------- ----------------- ----------------- -------------- ----------------- ------------------
     Total costs and expenses                         212           2,266           1,105            7,990               111,877
----------------------------------------- ----------------- ----------------- -------------- ----------------- ------------------

INCOME (LOSS) BEFORE
INCOME  TAX                                         1,646             399           5,262              968               (26,431)
BENEFIT FROM
   (PROVISION FOR)
   DEFERRED INCOME TAX                               (369)            (90)         (1,179)            (217)                5,919
----------------------------------------- ----------------- ----------------- -------------- ----------------- ------------------
NET INCOME (LOSS)                           $       1,277   $         309     $     4,083     $        751     $         (20,512)
========================================= ================= ================= ============== ================= ==================
NET INCOME (LOSS) PER
   SHARE                                    $        1.66   $        0.40     $      5.32      $      0.98     $         (27.96)
========================================= ================= =============== ================= ============== ====================
AVERAGE NUMBER OF
   SHARES OUTSTANDING                             767,162         767,162         767,162          767,162              733,645
========================================= ================= =============== ================= ============== ====================

                                           (See accompanying notes to financial statements)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                             From the date
                                                                                                             of inception
                                                                                                            (September 21,
                                                                             Nine months ended                 1994) to
                                                                               September 30,                 September 30,
                                                                    ------------------ ------------------
                                                                          2000               1999                2000
------------------------------------------------------------------- ------------------ ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $          4,083   $            751   $          (20,512)
     Adjustments to reconcile net income (loss)
        to net cash  provided by (used in) operating
        activities:
     Provision for (benefit from) deferred income tax                          1,179                217               (5,919)
     Amortization of bond issue costs                                          1,099                993                5,679
     Decrease (increase) in accrued interest
        and other receivables                                                  1,233               (152)                (517)
     Increase (decrease) in accounts payable
        and accrued expenses                                                      63              9,584                   (7)
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net cash provided by (used in) operating
        Activities                                                             7,657             11,393              (21,276)
------------------------------------------------------------------- ------------------ ------------------ --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to development and construction costs                         (56,447)           (49,704)            (394,430)
     Decrease (increase) in restricted cash
        and investments                                                       66,058             69,497              (98,181)
     Increase (decrease) in accounts payable
        and accrued expenses related to development
        and  construction activities                                         (22,361)           (36,277)              19,342
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net cash used in investing activities                                   (12,750)           (16,484)            (473,269)
------------------------------------------------------------------- ------------------ ------------------ --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in advances from affiliates                                      5,610              5,532               15,634
     Issuance of bonds payable                                                     -                  -              371,500
     Proceeds from issuance of capital stock                                       -                  -              123,836
     Bond issue costs                                                              -                  -              (13,590)
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net cash provided by financing activities                                 5,610              5,532              497,380
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net increase in cash and cash equivalents                                   517                441                2,835
     Cash and cash equivalents at beginning of period                          2,318              1,996                    -
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Cash and cash equivalents at end of period                     $          2,835   $          2,437   $            2,835
=================================================================== ================== ================== ====================
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOWS INFORMATION:
INTEREST PAID (NET OF AMOUNT CAPITALIZED)                           $         (9,981)  $         (2,587)  $           90,530
=================================================================== ================== ================== ====================

                                           (See accompanying notes to financial statements)

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


Note 1 - General

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and for the period from the date of inception (September 21, 1994) to September 30, 2000, and its cash flows for the nine months ended September 30, 2000 and 1999 and for the period from the date of inception (September 21, 1994) to September 30, 2000.

The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Other footnote information

Reference is made to the Company's December 31, 1999 financial statements, which were audited by other independent accountants in Form 10-K that included information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as Note 2 to the financial statements included in that report.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)


Results of Operations

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the third quarter of 2000 to $1,858 from $2,665 in the same period in 1999, a 30.3% decrease. For the nine months ended September 30, 2000, interest income decreased to $6,367 from $8,958 in the same period in 1999, a 28.9% decrease. These decreases are primarily due to lower cash balances as a result of the use of existing cash to support the ongoing development and construction activities.

Interest expense inclusive of bond issue costs in the third quarter of 2000 was $11,978 compared to $11,581 for the same period in 1999. For the nine months ended September 30, 2000 and 1999, interest expense was $35,808 and $34,648, respectively. Amortization of bond issue costs for the three and nine-month periods ended September 30, 2000 were $366 and $1,099, respectively, compared to $331 and $993 for the same period in 1999. Capitalized interest in the third quarter of 2000 increased to $11,978 from $9,315 for the same period in 1999, a 28.6% increase. For the nine months ended September 30, 2000, capitalized interest increased to $34,915 from $26,658 for the same period in 1999, a 31% increase. The increases in capitalized interest resulted from higher cumulative development and construction costs. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1996.

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

On November 20, 1999, following a request by the Contractor, the EPC Contract was amended, inter alia, to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. In connection with such extension, Stone & Webster, the Casecnan Project's independent engineer, confirmed that the revised construction budget and schedule was reasonable and that funds remaining available to the Company should be sufficient to complete the Casecnan Project. Accordingly, the Casecnan Project is currently scheduled to become operational by the second quarter of 2001, subject to any further completion date extensions resulting from contractor delays.

The Republic of the Philippines ("RP") has recently been experiencing a period of political unrest and governmental uncertainty relating to the impeachment of President Estrada which could result in a change in the Presidency and related changes to the RP cabinet and overall government administration.

Although the obligations of the National Irrigation Administration ("NIA") to make payments to the Company for water and electricity fees under the Project Agreement with NIA and the obligations of the RP under the related sovereign performance undertaking are in no way dependent on maintaining any particular RP administration in place or on any particular government's annual budgetary appropriations, it is possible that the current Philippine governmental uncertainty could have an adverse impact on the Casecnan Project, which, as noted above, is scheduled to commence commercial operation and commence receiving payments in 2001.

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



                                 CE CASECNAN WATER AND ENERGY COMPANY, INC.

Date: November 14, 2000          /s/  Patrick J. Goodman
                                 Patrick J. Goodman
                                 Senior Vice President & Chief Financial Officer