Form 10-K
period 2000-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2001-03-29
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the calendar year ended December 31, 2000
                          Commission File No. 333-00608

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

                           Yes    X                  No
                              ----------               ----------

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

     767,162 shares of Common Stock, $0.038 par value, were outstanding on March 29, 2001.

                                TABLE OF CONTENTS

PART I........................................................................4
ITEM 1.  BUSINESS.............................................................4
   General....................................................................4
   Project....................................................................4
   Terms of the Securities....................................................8
    General...................................................................8
    Payment of Principal and Interest.........................................8
    Priority of Payments.....................................................10
    Debt Service Reserve Fund................................................11
    Optional Redemption......................................................11
    Mandatory Redemption.....................................................11
    Change in Control Put....................................................12
    Distributions............................................................12
    Ranking and Security for the Securities..................................12
    Ratings..................................................................13
    Nature of Recourse on the Securities.....................................13
    Incurrence of Additional Debt............................................13
    Principal Covenants......................................................15
   Insurance.................................................................15
   Regulatory Matters........................................................16
   Employees.................................................................16
ITEM 2.  PROPERTIES..........................................................17
ITEM 3.  LEGAL PROCEEDINGS...................................................17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17
PART II......................................................................18
ITEM 5.  MARKET FOR COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS.........18
ITEM 6.  SELECTED FINANCIAL DATA.............................................18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION........................................18
ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.........21
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................22
   Report of Independent Public Accountants..................................23
   Report of Independent Public Accountants..................................24
   Balance  Sheets...........................................................25
   Statements of Operations..................................................26
   Statements of Changes in Stockholders' Equity.............................27
   Statements of Cash Flows..................................................28
   Notes to Financial Statements.............................................29
ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL  DISCLOSURE.......................................37
PART III.....................................................................38
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................38
ITEM 11.  EXECUTIVE COMPENSATION.............................................40
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....40
   Description of Capital Stock..............................................40
   Principal Holders.........................................................41
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION......................42
PART Iv......................................................................43
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES ON FORM 8-K...........43
SIGNATURES...................................................................44
INDEX TO EXHIBITS............................................................45

PART I

Item 1.  Business

General
-------
CE Casecnan Water and Energy Company, Inc. ("Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). After the completion of construction of the Casecnan Project, the Company is expected to be owned at least 70% (subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations and the exercise of certain options by a third party) by MidAmerican Energy Holdings Company ("MidAmerican") through its wholly owned indirect subsidiary CE Casecnan Ltd. The ownership percentage held by the minority shareholders may be reduced in certain circumstances and such reduction would result in a corresponding increase in the ownership percentage of the Company held by affiliates of MidAmerican.

The Securities (described herein) are recourse only to the Company. MidAmerican has not guaranteed directly or indirectly the payment or performance of any Company obligations.

The Company's principal executive office is located at 24th Floor 6750 Building, Ayala Avenue, Makati City, Philippines, and its telephone number is 63 2 892 0276. The Company's principal office will be located in Pantabangan in the Province of Nueva Ecija, Philippines upon commencement of commercial operations.

Project
-------

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan Rivers that will capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake adit from the Taan to the Casecnan River), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds will allow electrical energy to be generated at a new 150 net MW rated capacity power plant, which is being constructed in an underground powerhouse cavern located at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Since the water has been determined to remain suitable for irrigation throughout the Casecnan Project operations of capturing, diverting and transferring the water, other than removing sediments at the diversion structures, no treatment will be required. Once in the reservoir at Pantabangan, the water will be under the control of, and for the use of the Philippine National Irrigation Administration ("NIA").

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

In early 1994, President Fidel Ramos recognized the need for an irrigation and hydroelectric project that would provide increased water flows for irrigation to the rice growing area of Central Luzon, would be environmentally sound, technically feasible and economically viable, and would involve no flooding or relocation of local residents. At that time, he directed the Philippine
Department of Agriculture and NPC to work together with other interested agencies to develop a combined irrigation and hydroelectric project. Shortly thereafter, the Philippine government was approached by the Company with a proposal for a project to be developed in the Casecnan area on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company as developer would agree to build during the construction period and thereafter own and operate the Casecnan Project for a twenty-year cooperation period, after which ownership and operation of the Project would be transferred to NIA and NPC at no cost on an "as-is" basis. After conclusion of a public solicitation for competing proposals, NIA selected the Company as the BOOT developer and entered into a project agreement with the Company (the "Project Agreement"). The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines.

CE Casecnan is constructing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan

Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of a minimum volume of water and a fixed fee for the delivery of a minimum amount of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The fixed fees paid for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 70% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA for no additional consideration on an "as is" basis.

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

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000,000 of its 11.45% Senior Secured Series A Notes due 2005 (the "Series A Notes") and $171,500,000 of its 11.95% Senior Secured Series B Bonds due 2010 (the "Series B Bonds") and $75,000,000 of its Senior Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture").

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

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, the Company has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 - resulting from various alleged force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. CE Casecnan believes such allegations are without merit and intends to vigorously defend the Contractor's claims.

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. Although the transmission line is complete, NIA has not yet installed the Project's metering equipment. Accordingly, no liquidated damages payments to NIA have been made.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letters, no shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

There are pending bills before the Philippine Congress and the Philippine Senate aimed at restructuring the electric industry, privatization of the NPC and introduction of a competitive electricity market, among others. The passage of the bills may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

Terms of the Securities
-----------------------

General

In November 1995, the Company issued and sold (i) $125,000,000 aggregate principal amount of the 11.45% Senior Secured Series A Notes due November 15, 2005 ("Series A Notes"), (ii) $171,500,000 aggregate principal amount of 11.95% Senior Secured Series B Bonds due November 15, 2010 ("Series B Bonds"), and
(iii) $75,000,000 aggregate principal amount of LIBOR Plus 3.00% Senior Secured Floating Rate Notes due November 15, 2002 ("FRNs"), collectively referred to herein as the "Securities". The FRNs rank pari passu with and will share the collateral on a pro rata basis with the Series A Notes and the Series B Bonds and are entitled to the benefits of the Indenture and the Depositary Agreement.

The Securities are direct obligations of the Company, secured solely by the Company collateral.

Payment of Principal and Interest

Interest on the Securities is payable semiannually on each May 15 and November 15 (the "Securities Interest Payment Date"), commencing May 15, 1996, to the registered Holders thereof at the close of business on the May 1 and November 1, as the case may be, preceding each Securities Interest Payment Date. The initial average life of the Series A Notes was 8.84 years, and the initial average life of the Series B Bonds was 11.57 years.

The $125,000,000 principal of the Series A Notes due November 15, 2005 is payable in semiannual installments, commencing May 15, 2003, as follows:

                       Percentage of Principal
Payment Date               Amount Payable

May 15, 2003                   13.50%
November 15, 2003              13.50%
May 15, 2004                   17.00%
November 15, 2004              17.00%
May 15, 2005                   19.50%
November 15, 2005              19.50%

The $171,500,000 principal of the Series B Bonds due November 15, 2010 is payable in semiannual installments, commencing May 15, 2002, as follows:

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

The $75,000,000 principal of the FRNs due November 15, 2002 is payable in semiannual installments, commencing November 15, 2000, as follows:

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

Optional Redemption

On and after the seventh anniversary of the closing (as defined in the Trust Indenture) of the Casecnan Project financing, the Series A Notes are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date.

The Series B Bonds are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the redemption date plus a premium, calculated to "make whole" to comparable U.S. treasury securities plus 150 basis points.

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

Ranking and Security for the Securities

The Securities are senior debt of the Company and are secured by (a) an assignment of all revenues received by the Company from the Casecnan Project;
(b) a collateral assignment of all material contracts; (c) a lien on any accounts and funds on deposit under the Depositary Agreement; (d) a pledge of approximately 100% of the capital stock of the Company, subject to release in certain circumstances relating to accessing political risk insurance for the benefit of the shareholders; and (e) a lien on all other material assets and property interests of the Company. The Securities will rank pari passu with and will share the Collateral on a pro rata basis with certain other senior secured debt, if any (provided that the Debt Service Reserve Fund shall be collateral solely for the obligations under the Securities). The proceeds of any political risk insurance covering the capital investment will not be part of the collateral for the Securities. While under the Indenture the Company may incur certain permitted debt senior to the Securities, it has no present intention to do so.

Ratings

Moody's and Standard & Poor's have assigned the Securities ratings of "Ba2" and "BB+", respectively. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency, if, in such rating agency's judgment, circumstances so warrant.

Nature of Recourse on the Securities

The Company's obligations to make payments of principal, premium, if any, and interest on the Securities are obligations solely of the Company secured solely by the collateral. Neither the shareholders of the Company nor any Affiliate, including MidAmerican, incorporator, officer, director or employee thereof or of the Company guaranteed the payment of, nor have any obligation with respect to payment of the Securities, except to the extent that affiliates of MidAmerican who are stockholders of the Company have pledged their capital stock in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

Insurance
---------

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

Regulatory Matters
------------------

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

Employees
---------

At December 31, 2000, the Company had 27 employees who are currently overseeing the construction and startup activities. After completion of construction, the Casecnan Project is expected to employ approximately 25 people, consisting of operations, maintenance, logistics, compliance, and engineering personnel. At the powerhouse control room, personnel will monitor, direct and control the operations and maintenance of the whole Casecnan Project. The control room will be staffed 24 hours per day and will be the contact point for the Casecnan Project's customers and others. At the diversion structures, personnel will be responsible to ensure that the trash racks at the tunnel intakes are kept clean and maintained and that excessive sediment build-up behind the structure is prevented.

Item 2.  Properties

CE Casecnan does not separately own or lease office space but has arranged for a separate suite at the offices of MidAmerican's affiliate in Manila.

Item 3.  Legal Proceedings

On February 12, 2001, the Contractor filed a Request for Arbitration pursuant to the Replacement Contract, seeking up to 153 days of schedule relief related to various alleged force majeure events, including the vertical surge shaft collapse. On March 20, 2001, the Contractor supplemented its Request for Arbitration, seeking up to US $3,853,328 as compensation in connection with the vertical surge shaft replacement work. CE Casecnan believes that the arbitration claims are without merit and intends to defend them vigorously. In accordance with the Replacement Contract, the arbitration will be conducted pursuant to the rules of the International Chamber of Commerce. The parties have agreed that the venue of the arbitration will be London, England.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Company's Equity and Related Stockholder Matters.

Not Applicable.

Item 6.  Selected Financial Data

Amounts in Thousands Except Per Share Amounts

====================================== ============================================================================
                                                                 Year ended December 31,
-------------------------------------- ------------- ------------- ---------------- --------------- ---------------
                                           2000          1999          1998              1997            1996
-------------------------------------- ------------- ------------- ---------------- --------------- ---------------
Total revenue                              $   7,605   $ 11,656        $ 19,533         $ 19,786        $ 25,611
Net income (loss) to common
   stockholders                                4,857        699             381          (11,264)        (13,211)
Net income (loss) per share                     6.33       0.91            0.50           (14.68)         (17.22)
Total assets                                 482,373    522,398         553,433          491,912         490,162
Total liabilities                            378,275    423,157         454,891          393,751         380,737
Notes and bonds payable                      352,750    371,500         371,500          371,500         371,500
Stockholders' equity                         104,098     99,241          98,542           98,161         109,425
======================================  ============= ============= ================ =============== ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
---------------------

The Company is in the construction stage and has not yet started commercial operations as of December 31, 2000. The quarter and year ended December 31, 2000 revenue of $1.2 million and $7.6 million respectively, consists of interest income on cash and investment balances. The quarter and year ended December 31, 2000 interest expense of $11.4 million and $46.1 million, respectively, less amounts capitalized of $12.5 million and $47.5 million, respectively, and amortization of bond issue costs of $1.2 million and $2.3 million, respectively, are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

Liquidity and Capital Resources:
-------------------------------

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan, which is expected to be indirectly owned at least 70% by MidAmerican, is constructing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and the NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of a minimum volume of water and a fixed fee for the delivery of a minimum amount of electricity. In addition, NIA will pay a fixed fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to the NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on the purchase of the electricity from NIA by NPC. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The fixed fees paid for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 70% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA for no additional consideration on an "as is" basis.

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

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, the Company has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay. CE Casecnan intends to exercise all contractual rights and remedies, including collection of liquidated damages, in connection with such delay.

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

Forward-looking Statements

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

Interest Rate Risk

At December 31, 2000, the Company had fixed-rate long-term debt of $296.5 million in principal amount and having a fair value of $271.0 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $5.3 million if interest rates were to increase by 10% from their levels at December 31, 2000. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2000, the Company had floating-rate obligations of $56.3 million that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 2000 levels, the Company's consolidated interest expense would increase by approximately $49,000 each month in which such increase continued based upon December 31, 2000 principal balances.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Public Accountants....................................23

Report of Independent Public Accountants....................................24

Balance Sheets as of December 31, 2000 and 1999.............................25

Statements of Operations  for the Years Ended  December 31, 2000,  1999 and 1998
   and for the  Period  from  the  Date of  Inception  (September  21,  1994) to
   December 31, 2000........................................................26

Statements of  Changes in  Stockholders'  Equity for the Period  from  Inception
   (September 21, 1994) to December 31, 2000................................27

Statements of Cash Flows for the Years Ended  December 31, 2000,  1999, and 1998
   and for the  Period  from  the  Date of  Inception  (September  21,  1994) to
   December 31, 2000........................................................28

Notes to Financial Statements...............................................29

Report of Independent Public Accountants

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of December 31, 2000, and the related statements of income, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the years ended December 31, 1999 and 1998 were audited by other independent accountants, whose report dated January 25, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2000, and the results of its operations, and changes in stockholders' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

JOAQUIN CUNANAN & CO.
A Pricewaterhousecoopers member firm



Makati City, Philippines
January 29, 2001, except Note 9 which is as of February 12, 2001 and March 20, 2001

Report of Independent Public Accountants

The Stockholders and the Board of Directors

CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 and for the period from the date inception (September 21, 1994) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 1999 and the results of its operations, changes in stockholders' equity, and its cash flows for each of the two years in the period ended December 31, 1999 and for the period from the date of inception (September 21, 1994) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

SyCip Gorres Velayo & Co
An Arthur Andersen Member Firm

January 25, 2000

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                      (A company in the development stage)

                                  BALANCE SHEET

                                DECEMBER 31, 2000

               (With comparative figures as of December 31, 1999)
   (Amounts in thousands U.S. Dollars, except number of shares and par value)

================================================================================= ==================== =====================
                                                                                                 2000                  1999
----------------------------------------------------------------------------------------------------------------------------

A  S  S  E  T  S

Cash                                                                                        $     703            $   2,318
Restricted Cash and Short-term Investments (Note 3)                                                 1               42,064
Accrued Interest Receivable                                                                       573                1,750
Restricted Investments (Note 3)                                                                47,922              122,175
Bond Issue Costs, net                                                                           8,315                9,010
Development and Construction Costs (Notes 1, 3 and 7)                                         419,163              337,983
Deferred Income Tax Asset                                                                       5,696                7,098
--------------------------------------------------------------------------------- -------------------- ---------------------
Total Assets                                                                                $ 482,373            $ 522,398
================================================================================= ==================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Expenses                                                       $   6,525            $  41,633
Payable to Affiliates                                                                          19,000               10,024
Notes and Bonds Payable                                                                       352,750              371,500
--------------------------------------------------------------------------------- -------------------- ---------------------
Total liabilities                                                                             378,275              423,157

Commitments and contingencies (Notes 7 and 9)

Stockholders' Equity
     Capital stock (Notes 3 and 6)

         Authorized - 2,148,000 shares at one Philippine peso ($0.038) par
               value per share                                                                     29                   29
         Issued - 767,162 shares                                                              123,807              123,807
     Additional paid-in capital (Note 3)                                                      (19,738)             (24,595)
     Accumulated deficit
--------------------------------------------------------------------------------- --------------------- --------------------
Total stockholders' equity                                                                    104,098                99,241
--------------------------------------------------------------------------------- --------------------- --------------------
Total liabilities and stockholders' equity                                                  $ 482,373            $  522,398
================================================================================= ===================== ====================


  (The accompanying notes are an integral part of these financial statements.)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                      (A company in the development stage)

                               STATEMENT OF INCOME

                         FOR THE YEAR ENDED DECEMBER 31,
                  2000 (With comparative figures for the years
                        ended December 31, 1999 and 1998

       and for the period from the date of inception (September 21, 1994)
                              to December 31, 2000)
     (Amounts in thousands U.S. Dollars, except net income (loss) per share and average number of common shares outstanding)

==========================================================================================================================
                                                                                                       From the date
                                                                                                        of inception
                                                                                                    (September 21, 1994)
                                                          2000          1999           1998         to December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
 OTHER INCOME

      Interest income                               $   7,605       $  11,656     $  19,533              $    86,684
 COST AND EXPENSES
      Interest                                         46,079          45,005        45,028                  232,119
      Amortization of bond issue costs                  2,270           1,324         1,179                    6,850
      Capitalized interest and bond issue costs       (47,454)        (36,501)      (27,161)                (127,302)
      Miscellaneous                                       451             -              -                       451
--------------------------------------------------------------------------------------------------------------------------
                                                        1,346           9,828        19,046                  112,118
--------------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) BEFORE
    INCOME TAX                                          6,259           1,828           487                  (25,434)
 BENEFIT FROM (PROVISION FOR)
    DEFERRED INCOME TAX (Note 4)                       (1,402)         (1,129)         (106)                   5,696
--------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                  $   4,857       $     699     $     381              $   (19,738)
==========================================================================================================================

 Net income (loss) per share                        $    6.33       $    0.91     $     .50              $    (27.15)
 ==========================================================================================================================
 Average number of common shares Outstanding          767,162         767,162       767,162                  727,098
==========================================================================================================================

  (The accompanying notes are an integral part of these financial statements.)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                      (A company in the development stage)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         FOR THE YEAR ENDED DECEMBER 31,
                  2000 (With comparative figures for the years
                        ended December 31, 1999 and 1998

       and for the period from the date of inception (September 21, 1994)
                              to December 31, 2000)
          (Amounts in thousands U.S. Dollars, except number of shares)

=========================================================================================================================
                                            Outstanding
                                               Common        Common       Additional       Accumulated
                                               Shares         Stock     paid-in capital      Deficit            Total
-------------------------------------------------------------------------------------------------------------------------
 Balance, September 21, 1994                          -   $      -         $       -        $       -     $           -
 Issuance of common shares                      537,014         20               530                -               550
-------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1994                     537,014         20               530                -               550
 Additional issuance of common shares
   (Note 6)                                     230,148          9                 -                -                 9
 Additional paid-in capital (Note 3)                  -          -           123,277                -           123,277
 Net loss                                             -          -                 -           (1,200)           (1,200)
-------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995                     767,162         29           123,807           (1,200)          122,636
 Net loss                                             -          -                 -          (13,211)          (13,211)
-------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1996                     767,162         29           123,807          (14,411)          109,425
 Net loss                                             -          -                 -          (11,264)          (11,264)
-------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1997                     767,162         29           123,807          (25,675)           98,161
 Net income                                           -          -                 -              381               381
-------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1998                     767,162         29           123,807          (25,294)           98,542
 Net income                                           -          -                 -              699               699
-------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999                     767,162         29           123,807          (24,595)           99,241
 Net income                                           -          -                 -            4,857             4,857
-------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                     767,162   $     29         $ 123,807        $ (19,738)    $     104,098
=========================================================================================================================


  (The accompanying notes are an integral part of these financial statements.)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                      (A company in the development stage)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                  (With comparative figures for the years ended
             December 31, 1999 and 1998 and for the period from the
          date of inception (September 21, 1994) to December 31, 2000)
                       (Amounts in thousands U.S. Dollars)

=============================================================================================================================
                                                                                                         From the date
                                                                                                          of inception

                                                                                                      (September 21, 1994)
                                                            2000           1999           1998        to December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net income (loss)                                       $    4,857       $     699        $     381          $   (19,738)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
        Amortization of bond issue costs                     2,270           1,324            1,179                6,850
        Provision for (benefit from) deferred income tax     1,402           1,129              106               (5,696)
Changes in assets and liabilities
     Decrease (increase) in accrued  interest receivable     1,177           1,264              (52)                (573)
     Increase in accounts payable and accrued expenses           -               -            2,195                8,650
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used in) operating activities             9,706           4,416            3,809              (10,507)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to development and construction costs            (82,755)        (76,420)        (103,297)            (420,738)
Decrease (increase) in restricted:
       Cash and short-term investments                      42,063         103,894           37,520                   (1)
       Investments                                          74,253             166            4,343              (47,922)
Increase (decrease) in accounts payable and accrued
   expenses related to development and construction costs  (35,108)        (41,002)          61,248               (2,125)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                       (1,547)        (13,362)            (186)            (470,786)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in advances from affiliates              8,976           9,268           (2,303)              19,000
 Payment of bond issue costs                                     -               -                -              (13,590)
Proceeds from(repayment of):
     Capital stock                                               -               -                -              123,836
     Notes and bonds payable                               (18,750)              -                -              352,750
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         (9,774)          9,268           (2,303)             481,996
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                             (1,615)            322            1,320                  703
CASH AT BEGINNING OF PERIOD                                  2,318           1,996              676                    -
-----------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $      703       $   2,318        $   1,996          $       703
=============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       Interest paid during the period (net of
           Amount capitalized)                          $   (1,259)      $   8,670        $  18,477          $   99,250
=============================================================================================================================

  (The accompanying notes are an integral part of these financial statements.)

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(A company in the development stage)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
(With comparative figures for the years ended December 31, 1999 and 1998 and for the period from the date of inception (September 21, 1994) to December 31, 2000)
(amounts in U.S. Dollars)

Note 1 - Organization
---------------------

CE Casecnan Water and Energy Company, Inc. (the Company) was registered with the Philippine Securities and Exchange Commission on September 21, 1994 primarily to design, develop, construct, erect, assemble, commission, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Philippine Government or any government-owned or controlled corporation.

The Company has a contract with the Philippine Government, through the Philippine National Irrigation Administration (NIA) (a government-owned controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (Project Agreement), covering a 20-year cooperation period with "take-or-pay" obligations for water and electricity. At the end of the 20-year cooperation period, the combined irrigation and 150 net megawatt hydroelectric power generation project (the Casecnan Project) will be transferred to the Philippine Government at no cost. The Philippine Government also signed a Performance Undertaking which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995 and the related costs are included under "Development and construction costs" account in the balance sheet.

The Company is in the development stage and has not yet started commercial operations as of December 31, 2000.

After the completion of the aforementioned project, the Company is expected to be at least 70% owned by MidAmerican Energy Holdings Company (MidAmerican), subject to upward adjustment based upon the actual economics of the Casecnan Project at commencement of commercial operations.

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

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

The more significant accounting policies and practices of the Company are set forth to facilitate the understanding of data presented in the financial instruments:

Restricted short-term investments other than restricted cash are primarily commercial papers and money market securities. Restricted cash include similar securities and mortgage-backed securities.

Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 2000 approximates their fair value, which is based on quoted market prices as provided by the financial institution holding the investments.

Bond issue costs consist of costs incurred in the issuance of senior secured notes and bonds and are being amortized over the term of the notes and bonds using the effective interest rate method.

Development and construction costs of the hydroelectric power plant and related facilities are capitalized and will be amortized over a period of 20 years from the start of its commercial operations.

Borrowing costs (interest and other financial charges) are being capitalized as part of the cost of capital projects. Interest is capitalized up to the extent of construction and development costs incurred.

Transactions in foreign currencies (Philippine pesos) are recorded based on the prevailing rates of exchange at transaction dates. Monetary assets and liabilities denominated in foreign currencies are restated in the financial statements at the exchange rates prevailing at the balance sheet date. Gain or losses arising from the restatement are credited or charged to current operations.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred tax assets and liabilities are measured using the tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets if it is more likely than not that a tax benefit will not be realized.

Net income (loss) per share is based on the weighted average number of common shares outstanding during the period.

Impairment of long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Notes and Bonds Payable
--------------------------------

On November 27, 1995, the Company issued $371.5 million worth of notes and bonds to finance the construction of the Casecnan Project. These consist of $75.0 million Senior Secured Floating Rate Notes (FRNs) due in 2002; $125.0 million Senior Secured Series A Notes (Series A Notes) with interest at 11.45% due in 2005; and $171.5 million Senior Secured Series B Bonds (Series B Bonds) with interest at 11.95% due 2010. For the year ended December 31, 2000, the notes and bonds have effective interest rates of 12.98% and 13.83% for the Series A Notes and Series B Bonds, respectively, inclusive of bond issue cost amortization. The effective interest rate for the FRNs fluctuated between 10.52% and 11.35% in 2000 and was 11.35% at December 31, 2000. Quarterly interest payments for the FRNs commenced on February 15, 1996, and semi-annual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996.

Semi-annual installments for principal payments for the FRNs have commenced on November 15, 2000 amounting to $18.75 million and will commence on May 15, 2003 and May 15, 2002 for the Series A Notes and Series B Bonds, respectively. The repayment schedule is as follows (in thousands):

======================== ====================== ====================== ====================== =====================
                                   FRNs              Series A notes         Series B bonds              Total
------------------------ ---------------------- ---------------------- ---------------------- ---------------------
2001                             $29,625               $       -              $      -               $  29,625
2002                              26,625                       -                 8,575                  35,200
2003                                   -                  33,750                 7,718                  41,468
2004                                   -                  42,500                 6,860                  49,360
2005                                   -                  48,750                 6,002                  54,752
2006                                   -                       -                36,015                  36,015
2007                                   -                       -                37,730                  37,730
2008                                   -                       -                37,730                  37,730
2009                                   -                       -                13,720                  13,720
2010                                   -                       -                17,150                  17,150
------------------------ ---------------------- ---------------------- ---------------------- ---------------------
                                 $56,250                $125,000              $171,500                $352,750
======================== ====================== ====================== ====================== =====================

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

In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement with Chemical Trust Company of California (Chemical Trust) and Kiewit (a predecessor shareholder) whereby Chemical Trust acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds which include a Capital Contribution Fund. The Company's stockholders deposited an aggregate capital contribution of approximately US$123.3 million to the fund which will be strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds have been fully utilized. The contributions are included in the "Additional paid-in capital" account in the balance sheet.

As of  December  31,  2000,  MidAmerican  held $6.3  million of the  outstanding
Casecnan FRNs. The purchase of the FRNs by MidAmerican does not release the Company of its obligations.

Interest capitalized as part of development and construction costs amounted to $47.5 million and $36.5 million in 2000 and 1999, respectively.

Note 4 - Deferred income tax asset
----------------------------------

The Company's deferred tax asset amounting to $5.7 million and $7.1 million (net of valuation allowance of $2.4 million and $3.0 million) as of December 31, 2000 and 1999, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

Effective January 1998, the Philippine statutory income tax rate has been changed from 35% to 34% in 1998, further reduced to 33% in 1999, and to 32% in 2000 and onwards.

Note 5 - Related party transactions
-----------------------------------

The Company has transactions with its affiliates which consist primarily of cash advances for capital requirements related to the construction of the Casecnan Project.

Note 6 - Capital stock
----------------------

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

Note 7 - Commitments and Contingencies
--------------------------------------

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 MW hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

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

After a series of litigations between the contracting parties in connection with the termination of the Hanbo Contract, the Company received $90 million as an out of court settlement. The amount received was shown as accounts payable and accrued expenses in the balance sheet and was being released periodically to offset costs which were incurred over the remainder of the construction period. The amount of settlement that was offset against construction costs for 2000, 1999 and 1998 were $30 million, $44 million and $16 million, respectively.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, the Company has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter").

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. Although the transmission line is complete, NIA has not yet installed the Project's metering equipment. Accordingly, no liquidated damages payments to NIA have been made.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letters, no shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

Note 8 - Fair Value of Financial Instruments
--------------------------------------------

Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Notes and Bonds Payable
-----------------------

The fair value of the Company's notes and bonds payable are estimated based on quoted market prices. The carrying amounts in the table below are included under the indicated captions in Note 3 (in thousands):

========================================================================
                         2000                     1999
------------------------------------------------------------------------
                    Carrying   Estimated    Carrying       Estimated
                      Value    fair value     value        fair value
------------------------------------------------------------------------
Series B Bonds      $171,500     $156,134    $171,500       $166,527
Series A Notes       125,000      114,875     125,000        121,962
FRNs                  56,250       53,859      75,000         73,500
------------------------------------------------------------------------
                    $352,750     $324,868    $371,500       $361,989
========================================================================

Other financial instruments

Financial instruments other than notes and bonds payable of a material nature fall into the definition of short-term and fair value are estimated as the carrying amount.

Note 9 - Subsequent events
--------------------------

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 - resulting from various alleged force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. CE Casecnan believes such allegations are without merit and intends to vigorously defend the Contractor's claims.

In connection with the expected extension of the Substantial Completion Date, the ultimate parent of the Company agreed to make up to $11.6 million available under certain condition to fund the costs of reaching completion.

Note 10 - Reclassification
--------------------------

Certain accounts in the 1999 financial statements were reclassified to conform with the 2000 financial statements presentation. Such reclassification did not impact previously reported net income or retained earnings.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a Current Report on Form 8-K dated September 7, 2000 as amended by Form 8-K dated December 18, 2000 reporting the replacement of Sycip Gorres Velayo and Co., an Arthur Andersen member firm, and the subsequent appointment of Joaquin Cunanan and Co., a PricewaterhouseCoopers member firm, as the independent accountants for the Company for 2000.

In connection with that report, the Company stated that Sycip Gorres Velayo & Co.'s reports on the Company's financial statements for the two most recent fiscal years ended December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, and there were no disagreements with Sycip Gorres Velayo & Co. on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sycip Gorees Velayo & Co., would have caused it to make a reference to the subject matter of the disagreements in connection with its audit reports.

PART III

Item 10.  Directors and Executive Officers of the Company

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

NAME                      AGE                                 POSITION

David L. Sokol             44   Director and Chairman
Gregory E. Abel            38   Vice Chairman
Patrick J. Goodman         34   Director, Senior Vice President and Chief
                                  Financial Officer
Steven A. McArthur         43   Senior Vice President
Douglas L. Anderson        43   Vice President, General Counsel and Assistant
                                  Secretary
David A. Baldwin           36   Director, Vice President and General Manager
Jose Sandejas              63   Director and Corporate Secretary
Marivic Punzalan-Espiritu  33   Director and Assistant Corporate Secretary
Jose Jaime Cruz            30   Director
Scott LaPrairie            43   Director
Rachel Hernandez           34   Director
James D. Stallmeyer        43   Vice President
Brian K. Hankel            38   Vice President and Treasurer
Paul J.Leighton            47   Assistant Corporate Secretary

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

Gregory E. Abel. In addition to serving as Vice Chairman of the Company, Mr. Abel is President and Chief Operating Officer of MidAmerican. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

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

Steven A. McArthur. In addition to serving as Senior Vice President for the Company, Mr. McArthur is a Senior Vice President and Secretary of MidAmerican. Mr. McArthur joined MidAmerican in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988, he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

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

David A. Baldwin. In addition to serving as Director, Vice President and General Manager for the Company, he is President and General Manager, Philippines for MidAmerican. From December 1996 to June 1997, Mr. Baldwin served as Vice President, Project Development for Asia Power Ltd. In Hong Kong. From October 1994 to December 1996, Mr. Baldwin was Project Director at SouthPac Corporation Ltd. in New Zealand and, prior to that, he held a series of project management and engineering positions at Shell International in the Netherlands and New Zealand.

Jose Sandejas. In addition to serving as a Director and Corporate Secretary of the Company, Mr. Sandejas is a partner with the law firm of Quisumbing Torres & Evangelista.

Marivic Punzalan-Espiritu. In addition to serving as a Director and Assistant Corporate Secretary of the Company, Ms. Punzalan-Espiritu is a partner with the law firm of Quisumbing Torres & Evangelista.

Jose Jaime Cruz. In addition to serving as a Director of the Company, Mr. Cruz is an attorney with the law firm of Quesumbing Torres & Evangelista.

Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive Officer of the LaPrairie Group of Companies.

Rachel Hernandez. In addition to serving as a Director of the Company, Ms. Hernandez is Corporate Counsel for the Company and certain of its affiliates.

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

Paul J. Leighton. In addition to serving as Assistant Corporate Secretary, Mr. Leighton is also Vice President, Corporate Law, Assistant General Counsel and Assistant Secretary of MidAmerican. Mr. Leighton has served as Corporate Secretary for MidAmerican and its predecessor companies since 1988 and as an attorney since 1978.

Item 11.  Executive Compensation

None of the executive officers or directors of the Company receives compensation from the Company for services as officers or directors of the Company. All directors are reimbursed for their expenses in attending board and committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Description of Capital Stock

As of December 31, 2000, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 peso per share (the "Common Stock"), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2000 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

                                                 Number Of      % Of Common
Name and Address of Owner                      Shares Owned*    Stock Owned

1.   CE Casecnan, Ltd. (1)                       537,005           70% (2)
     a Bermuda corporation
     c/o Conyers Dill & Pearman
     Clarendon House
     P.O. Box 666
     Hamilton, Bermuda HM CX

2.   LaPrairie Group Contractors
        (International), Ltd.                    115,074           15% (3)
     a Barbados corporation
     c/o P.O. . Box 690C
     Bridgetown, Barbados

3.   San Lorenzo Ruiz Builders and
        Developers Group, Inc.                   115,074           15% (3)(4)
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

Item 13.  Certain  Relationships and Related Transactions

Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated September 7, 2000 as amended by Form 8-K dated December 18, 2000 reporting the replacement of Sycip Gorres velayo and Co., an Arthur Andersen member firm, and the subsequent appointment of Joaquin Cunanan and Co., a PricewaterhouseCoopers member firm, as the independent accountants for the Company for 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2001.

                          CE CASECNAN WATER AND ENERGY COMPANY, INC.



                          By:      /s/ * Douglas L. Anderson
                                         Douglas L. Anderson
                                         Vice President & General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature                  Title                                    Date

/s/ David L. Sokol*       Director and Chairman of the Board     March 29, 2001
-------------------
David L. Sokol

/s/ David A. Baldwin*     Vice President & General Manager       March 29, 2001
---------------------
David A. Baldwin          (Principal Executive Officer)

/s/ Patrick J. Goodman*   Director, Senior Vice President and
-----------------------   Chief Financial Officer
Patrick J. Goodman        (Principal Financial Officer)          March 29, 2001

/s/ Rachel Hernandez*     Director                               March 29, 2001
---------------------
Rachel Hernandez

/s/ Marivic Espiritu *    Director                               March 29, 2001
----------------------
Marivic Espiritu

/s/ Jose Jaime Cruz*      Director                               March 29, 2001
--------------------
Jose Jaime Cruz

/s/ Jose R. Sandejas*     Director                               March 29, 2001
Jose R. Sandejas

*By: /s/ Douglas L. Anderson
     ------------------------
     Douglas L. Anderson
     Attorney-in-Fact

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

10.9 Amendment Agreement dated November 20, 1999 between the Company and CP Casecnan - Consortium (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K dated December 31, 1999).

24   Power of Attorney