Form 10-Q
period 2001-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2001-05-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                 MARCH 31, 2001

                           COMMISSION FILE NO. 333-608

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

             PHILIPPINES                             Not Applicable
-----------------------------------               --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

24th Floor, 6750 Building, Ayala Avenue
Makati, Metro Manila Philippines                     Not Applicable
---------------------------------------           --------------------
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

             Yes    X                  No
                ---------                ----------

Former name, former address and former fiscal year, if changed since last report. Not Applicable
         --------------

767,162 shares of Common Stock, $0.038 par value were outstanding as of March 7, 2001.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                                 March 31, 2001
                                 --------------

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                             Page
------------------------------

Item 1.     Financial Statements
-------

Report of Independent Public Accountants                                     3

Balance Sheets, March 31, 2001 and December 31, 2000                         4

Statements of Operations for the Three Months Ended
March 31, 2001 and 2000 and for the period from the date of inception
(September 21, 1994) to March 31, 2001                                       5

Statements of Cash Flows for the Three Months Ended
March 31, 2001 and 2000 and for the period from the
date of inception (September 21, 1994) to March 31, 2001                     6

Notes to Financial Statements                                                7

Item 2.     Management's Discussion and Analysis of Financial
-------     Condition and Results of Operations                             10

PART II:  OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings                                               14
-------
Item 2.     Changes in Securities                                           14
-------
Item 3.     Defaults on Senior Securities                                   14
-------
Item 4.     Submission of Matters to a Vote of Security Holders             14
-------
Item 5.     Other Information                                               14
-------
Item 6.     Exhibits and Reports on Form 8-K                                14
-------

Signatures                                                                  16

                                      (2)

Report of Independent Accountants

To the Board of Directors and Stockholders of CE CASECNAN WATER AND ENERGY COMPANY, INC.



We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of March 31, 2001, and the related statements of operations for the three months ended March 31, 2001 and of cash flows for the three months ended March 31, 2001. These financial statements are the responsibility of the Company's management. The comparative amounts for the quarter ended March 31, 2000 were reviewed by other independent accountants.

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



Makati City, Philippines
May 7, 2001

                                      (3)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                  BALANCE SHEET
          (In thousands, except number of shares and per share amounts)

==========================================================================================
                                                                 March 31,    December 31,
                                                                   2001          2000
------------------------------------------------------------------------------------------


                                   A S S E T S
                                   -----------

Cash                                                             $     736     $     703
Restricted cash and short-term investments                               1             1
Accrued interest receivable                                            271           573
Restricted investments                                              43,827        47,922
Bond issue costs, net                                                7,914         8,315
Development and construction costs                                 436,557       419,163
Deferred income tax asset                                            5,579         5,696
-----------------------------------------------------------------------------------------
                                                                 $ 494,885     $ 482,373
=========================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and accrued expenses                            $  16,511     $   6,525
Payable to affiliates                                               21,121        19,000
Notes and bonds payable                                            352,750       352,750
-----------------------------------------------------------------------------------------
                                                                   390,382       378,275
-----------------------------------------------------------------------------------------
Commitments and contingencies (Note 2)
Capital stock
  Authorized - 2,148,000 shares at $0.038 par value per share
  Issued and outstanding - 767,162 shares                               29            29
Additional paid-in capital                                         123,807       123,807
Accumulated deficit                                                (19,333)      (19,738)
-----------------------------------------------------------------------------------------
                                                                   104,503       104,098
-----------------------------------------------------------------------------------------
                                                                 $ 494,885     $ 482,373
=========================================================================================


   (The accompanying notes are an integral part of these financial statements)

                                      (4)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

=====================================================================================
                                                                        From the date
                                                                         of inception
                                                 Three months ended     (September 21,
                                                       March 31            1994) to
                                                 ----------------------   March 31,
                                                    2001         2000        2001
-------------------------------------------------------------------------------------
OTHER INCOME
  Interest income                                $     738    $   2,314    $  87,422
-------------------------------------------------------------------------------------
                                                       738        2,314       87,422
-------------------------------------------------------------------------------------
COST AND EXPENSES:
     Interest expense                               11,027       11,761      243,146
     Amortization of bond issue costs                  401          366        7,251
     Capitalized interest and bond issue costs     (11,428)     (11,363)    (138,730)
     Miscellaneous                                     216            -          667
-------------------------------------------------------------------------------------
  Total costs and expenses                             216          764      112,334
-------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                        522        1,550      (24,912)
BENEFIT FROM  (PROVISION FOR)
  DEFERRED INCOME TAX                                 (117)        (347)       5,579
-------------------------------------------------------------------------------------
NET INCOME (LOSS)                                $     405    $   1,203    $ (19,333)
=====================================================================================
NET INCOME (LOSS) PER SHARE                      $    0.53    $    1.57    $  (26.53)
=====================================================================================
AVERAGE NUMBER OF SHARES OUTSTANDING               767,162      767,162      728,595
=====================================================================================

   (The accompanying notes are an integral part of these financial statements)

                                      (5)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

==================================================================================================
                                                                                     From the date
                                                                                      of inception
                                                                Three months ended   (September 21,
                                                                     March 31,          1994) to
                                                               --------------------     March 31,
                                                                 2001        2000         2001
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $    405    $  1,203    $ (19,333)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
  Provision for (benefit from) deferred income tax                  117         347       (5,579)
  Amortization of bond issue costs                                  401         366        7,251
  Decrease (increase) in accrued interest
     and other receivables                                          302          95         (271)
  Increase (decrease) in accounts payable
     and accrued expenses                                           571         (18)       9,221
-------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities             1,796       1,993       (8,711)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to development and construction costs              (17,394)    (21,177)    (436,557)
   Decrease (increase) in restricted cash
      and short-term investments                                      -      13,448           (1)
     Decrease (increase) in restricted investments                4,095        (234)     (43,827)
   Increase (decrease) in accounts payable
      and accrued expenses related to development
      and construction activities                                 9,415       4,318        7,290
-------------------------------------------------------------------------------------------------
   Net cash used in investing activities                         (3,884)     (3,645)    (473,095)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in advances from affiliates                            2,121       1,668       21,121
  Issuance of bonds payable                                           -           -      371,500
  Repayment of bonds payable                                          -           -      (18,750)
  Proceeds from issuance of capital stock                             -           -      123,836
  Bond issue costs                                                    -           -      (15,165)
-------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                       2,121       1,668      482,542
-------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                          33          16          736
  Cash and cash equivalents at beginning of period                  703       2,318            -
-------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                   $    736    $  2,334    $     736
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
INTEREST PAID (NET OF AMOUNT CAPITALIZED)
                                                               $ (9,950)   $ (9,533)   $  89,301
================================================================================================

                (See accompanying notes to financial statements)

                                      (6)

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE 1 - GENERAL
----------------

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and for the period from the date of inception (September 21, 1994) to March 31, 2001, and its cash flows for the three months ended March 31, 2001 and 2000 and for the period from the date of inception (September 21, 1994) to March 31, 2001.

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

                                      (7)

After a series of litigations between the contracting parties in connection with the termination of the Hanbo Contract, the company received $90 million as an out of court settlement. The amount received was shown as accounts payable and accrued expenses in the balance sheet and is being released periodically to offset costs which were, and will be, incurred over the remainder of the construction period. The amounts offset against construction costs for 2000, 1999 and 1998 were $30 million, $44 million and $16 million, respectively.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the independent engineer under the Casecnan Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the schedule, however, the Company has sought and obtained from the independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter").

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events, including the collapse of the surge shaft. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001 the Contractor filed a further claim seeking an additional approximately $62 million in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. CE Casecnan believes such allegations and claims are without merit and it intends to vigorously defend the Contractor's claims. In accordance with the Replacement Contract, the arbitration will be conducted pursuant to the rules of the International Chamber of Commerce. The parties have agreed that the venue of the arbitration will be London, England.

                                      (8)

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

NOTE 3- OTHER FOOTNOTE INFORMATION

Reference is made to the Company's December 31, 2000 audited financial statements included in Form 10-K that provides information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as Note 2 to the financial statements included in the report.

                                      (9)

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)


Results of Operations
---------------------

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the first quarter of 2001 to $738 from $2,314 in the same period in 2000, a 68.1% decrease. This decrease is primarily due to lower cash balances as a result of the use of existing cash to support the ongoing development and construction activities.

Interest expense inclusive of bond issue costs in the first quarter of 2001 was $11,429 compared to $12,127 for the same period in 2000. The decrease in interest expense resulted from reduced indebtedness. For the three months ended March 31, 2001 and 2000, amortization of bond issue costs, was $402 and $366, respectively. Capitalized interest in the first quarter of 2001 increased to $11,429 from $11,363 for the same period in 2000. The increase in capitalized interest resulted from higher cumulative development and construction costs. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

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

                                      (10)

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

After a series of litigations between the contracting parties in connection with the termination of the Hanbo Contract, the company received $90 million as an out of court settlement. The amount received was shown as accounts payable and accrued expenses in the balance sheet and is being released periodically to offset costs which were, and will be, incurred over the remainder of the construction period. The amounts offset against construction costs for 2000, 1999 and 1998 were $ 30 million, $ 44 million and $16 million, respectively.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational during the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either

                                      (11)
to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, the Company has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11,600 of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events, including the collapse of the surge shaft. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001 the Contractor filed a further claim seeking an additional approximately $62,000 million in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. CE Casecnan believes such allegations and claims are without merit and it intends to vigorously defend the Contractor's claims.

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5.5 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13.5 per day for each day of delay in completion beyond November 27, 2000. Although the transmission line is complete, NIA has not yet installed the Project's metering equipment. Accordingly, no liquidated damages payments to NIA have been made.

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

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the

                                      (12)
forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

                                      (13)

CE CASECNAN WATER AND ENERGY COMPANY, INC.



PART II - OTHER INFORMATION


Item 1 - Legal proceedings.
------

     Not applicable.

Item 2 - Changes in Securities.
------

     Not applicable.

Item 3 - Defaults on Senior Securities.
------

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
------

     Not applicable.

Item 5 - Other Information.
------

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
------

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

The Company issued a Current Report on Form 8-K, dated January 19, 2001 announcing the possible change in the Presidency and overall administration of the Republic of the Philippines.

The Company issued a Current Report on Form 8-K dated February 8, 2001 announcing it had received a new schedule from the turnkey construction
Contractor which extends the expected Substantial Completion Date for the Casecnan Project to August 31, 2001. In connection with the new schedule, the ultimate parent of the Company has agreed to make available up to $11.6 million of additional equity to complete the Casecnan Project.

                                     (14)

The Company issued a Current Report on Form 8-K dated February 16, 2001 announcing that Standard and Poor's and Moody's rating agencies were reviewing the Company's Senior Secured Notes for a possible downgrade in connection with the extension of the expected Substantial Completion Date to August 31, 2001.

                                      (15)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: May 10, 2001              /s/  Patrick J. Goodman
                                -----------------------------------------------
                                Patrick J. Goodman
                                Senior Vice President & Chief Financial Officer

                                      (16)