Form 10-Q
period 2001-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2001-08-02
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                  JUNE 30, 2001

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

          24th Floor, 6750 Building, Ayala Avenue
          Makati, Metro Manila Philippines                 Not Applicable
          -----------------------------------------     --------------------
          (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (632) 892-0276
                                                          ---------------

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of June 30, 2001.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                                  June 30, 2001
                                  -------------

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                             Page
------------------------------

Item 1.   Financial Statements

Report of Independent Public Accountants                                     3

Balance Sheets, June 30, 2001 and December 31, 2000                          4

Statements of Operations for the Three and Six Months Ended June 30, 2001
and 2000 and for the period from the date of inception (September 21, 1994)
to June 30, 2001                                                             5

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000
and for the period from the date of inception (September 21, 1994) to
June 30, 2001                                                                6

Notes to Financial Statements                                                7

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations                                              11

PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings                                            15
-------
Item 2.         Changes in Securities                                        15
-------
Item 3.         Defaults on Senior Securities                                15
-------
Item 4.         Submission of Matters to a Vote of Security Holders          15
-------
Item 5.         Other Information                                            15
-------
Item 6.         Exhibits and Reports on Form 8-K                             15
-------

Signatures                                                                   16

Report of Independent Accountants

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.



We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of June 30, 2001, and the related statements of operations for the six and three months ended June 30, 2001 and of cash flows for the six months ended June 30, 2001. These financial statements are the responsibility of the Company's management. The comparative amounts for the quarter ended June 30, 2000 were reviewed by other independent accountants.

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


JOAQUIN CUNANAN & CO.
A PricewaterhouseCoopers Member Firm



Makati City, Philippines
July 25, 2001

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                  BALANCE SHEET
                       (Amounts in thousands U.S. Dollars,
                 except number of shares and per share amounts)


=========================================================== ==================
                                                 June 30,         December 31,
                                                   2001               2000
----------------------------------------------------------- ------------------

                                  A S S E T S

Cash                                            $   1,053   $             703
Restricted cash and short-term investments              -                   1
Accrued interest receivable                                               573
                                                       41
Restricted investments                              2,574              47,922
Bond issue costs, net                               7,513               8,315
Development and construction costs                456,402             419,163
Deferred income tax asset                           5,598               5,696
----------------------------------------------------------- ------------------
                                               $  473,181      $      482,373
=========================================================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses           $   5,966    $          6,525
Payable to affiliates                              24,652              19,000
Notes and bonds payable                           338,125             352,750
----------------------------------------------------------- ------------------
                                                  368,743             378,275
----------------------------------------------------------- ------------------
Commitments and contingencies (Note 2)
Capital stock
   Authorized - 2,148,000 shares at
   $0.038 par value per share
   Issued and outstanding - 767,162 shares             29                  29
Additional paid-in capital                        123,807             123,807
Accumulated deficit                               (19,398)            (19,738)
----------------------------------------------------------- ------------------
                                                  104,438             104,098
----------------------------------------------------------- ------------------
                                               $  473,181      $      482,373
=========================================================== ==================


   (The accompanying notes are an integral part of these financial statements)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                       (Amounts in thousands U.S. Dollars,
                 except number of shares and per share amounts)

============================================= ================================= =============================== =================
                                                                                                                  From the date
                                                                                                                   of inception
                                                                                                                    (September
                                                          Three months ended                Six months ended        21,1994) to
                                                                June 30,                         June 30,             June 30,
                                               -----------------------------------------------------------------
                                                         2001             2000            2001            2000            2001
---------------------------------------------- ----------------- --------------- --------------- --------------- -----------------
OTHER INCOME
    Interest                                           $   131        $  2,195    $       869     $      4,509         $  87,553
---------------------------------------------- ----------------- --------------- --------------- --------------- -----------------
                                                           131           2,195            869            4,509            87,553
---------------------------------------------- ----------------- --------------- --------------- --------------- -----------------
COST AND EXPENSES:
    Interest                                            10,823          11,337         21,850           23,097           253,969
    Amortization of bond issue costs                       401             366            802              733             7,652
    Capitalized interest and bond issue costs          (11,224)        (11,574)       (22,652)         (22,937)         (149,954)
    Miscellaneous                                          215               -            431                -               882
---------------------------------------------- ----------------- --------------- --------------- --------------- -----------------
                                                           215             129            431              893           112,549
---------------------------------------------- ----------------- --------------- --------------- --------------- -----------------

INCOME (LOSS) BEFORE
     INCOME TAX                                            (84)          2,066            438            3,616           (24,996)
BENEFIT FROM  (PROVISION FOR)
     DEFERRED INCOME TAX                                    19            (463)           (98)            (810)            5,598
---------------------------------------------- ----------------- --------------- --------------- --------------- -----------------
NET INCOME (LOSS)                                      $   (65)       $  1,603    $       340     $      2,806         $ (19,398)
============================================== ================= =============== =============== =============== =================
NET INCOME (LOSS) PER SHARE                            $ (0.09)       $   2.09    $      0.44     $       3.66         $  (26.57)
============================================== ================= =============== =============== =============== =================
AVERAGE NUMBER OF
     SHARES OUTSTANDING                                767,162         767,162        767,162          767,162           730,093
============================================== ================= =============== =============== =============== =================

   (The accompanying notes are an integral part of these financial statements)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                       (Amounts in thousands U.S. Dollars)

=================================================================== ===================================== ====================
                                                                                                             From the date
                                                                                                             of inception
                                                                                                            (September 21,
                                                                              Six months ended                 1994) to
                                                                                  June 30,                     June 30,
                                                                    ------------------ ------------------
                                                                          2001               2000                2001
------------------------------------------------------------------- ------------------ ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                  $        340      $       2,806       $      (19,398)

     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Provision for (benefit from) deferred income tax                             98                810               (5,598)
     Amortization of bond issue costs                                            802                733                7,652
     Decrease (increase) in accrued interest
        and other receivables                                                    532                946                  (41)
     Increase (decrease) in accounts payable
        and accrued expenses                                                    (183)               328                  127
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net cash provided by (used in) operating activities                       1,589              5,623              (17,258)
------------------------------------------------------------------- ------------------ ------------------ --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to development and construction costs                         (37,239)           (35,020)            (456,402)
     Decrease in restricted cash and short-term investments                        1             42,064                    -
     Decrease (increase) in restricted investments                            45,348             10,229               (2,574)
     Increase (decrease) in accounts payable
        and accrued expenses related to development
        and  construction activities                                            (376)           (26,552)               5,839
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net cash provided by (used in) investing activities                       7,734             (9,279)            (453,137)
------------------------------------------------------------------- ------------------ ------------------ --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in advances from affiliates                                      5,652              4,217               24,652
     Issuance of bonds payable                                                     -                  -              371,500
     Repayment of bonds payable                                              (14,625)                 -              (33,375)
     Proceeds from issuance of capital stock                                       -                  -              123,836
     Bond issue costs                                                              -                  -              (15,165)
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net cash provided by (used in) financing activities                      (8,973)             4,217              471,448
------------------------------------------------------------------- ------------------ ------------------ --------------------
     Net increase in cash and cash equivalents                                   350                561                1,053
     Cash and cash equivalents at beginning of period                            703              2,318                    -
------------------------------------------------------------------- ------------------ ------------------ --------------------

     Cash and cash equivalents at end of period                         $      1,053      $       2,879       $        1,053
=================================================================== ================== ================== ====================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOWS INFORMATION:
INTEREST PAID (NET OF AMOUNT
   CAPITALIZED)                                                         $       (598)     $          34       $       98,652
=================================================================== ================== ================== ====================

   (The accompanying notes are an integral part of these financial statements)

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(Amounts in thousands U.S. dollars)


Note 1 - General

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and for the period from the date of inception (September 21, 1994) to June 30, 2001, and its cash flows for the six months ended June 30, 2001 and 2000 and for the period from the date of inception (September 21, 1994) to June 30, 2001.

The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Commitments and Contingencies

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 megawatt hydroelectric power generation project located in the central part of the island of Luzon in the Republic of the Philippines.

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

After a series of litigations between the contracting parties in connection with the termination of the Hanbo Contract, the Company received $90,000 as an out of court settlement. The amount received was shown as accounts payable and accrued expenses in the balance sheet and was released periodically to offset costs which were incurred over the construction period. The amounts offset against construction costs for 2000, 1999 and 1998 were $30,000, $44,000 and $16,000, respectively.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, the Company received a working schedule from the Contractor that showed a completion date of August 31, 2001. Furthermore, in July 2001, the Company received new schedule information from the Contractor which extends the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to September 30, 2001.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the schedule, however, the Company has sought and obtained from the independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11,600 of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter"). As agreed in the Shareholder Support Letter and assuming payments are received under the bank guaranty supporting the Contractor's obligation to pay delay liquidated damages prior to September 30, 2001, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project. However, due to the delay in completion of the project, CE Casecnan does not presently expect that it will receive significant operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan presently expects that it will have insufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities"), unless its ultimate parent agrees to fund the expected shortfall amount which is currently estimated to be approximately $24,600.

CE Casecnan presently expects, but cannot assure, that its ultimate parent will provide it with funds in an amount sufficient to permit CE Casecnan to make the full principal and interest payments due on the Debt Securities on November 15, 2001. CE Casecnan has been advised that the willingness of its ultimate parent to fund such November 15, 2001 shortfall will principally depend upon the progress of the pending arbitration proceedings involving the Contractor, including any orders issued in the future by the arbitration panel; completion of the Casecnan Project in substantial compliance with the revised construction schedule; and performance by the National Irrigation Administration (NIA) of its obligations under the Project Agreement. Subject to these same assumptions, CE Casecnan does not presently expect that any additional funding will be required to be provided to it by its ultimate parent in order for CE Casecnan to make future principal and interest payments on the Debt Securities following the November 15, 2001 payments.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events, including the collapse of the surge shaft. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4,000 it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional approximately $62,000 in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. CE Casecnan believes such allegations and claims are without merit and is vigorously defending the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce with venue in London, England.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to July 14, 2001, and CE Casecnan expects the arbitration tribunal to issue a final order on the demand guarantee injunction and the force majeure claims no later than August 31, 2001. Further hearings on the Contractor's claims for additional costs and damages, separate from the force majeure claims, will be held in September and October 2001.

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $13.5 per day for each day of delay in completion of the Casecnan Project beyond November 27, 2000. Although the transmission line is complete, NIA has not yet completed installation and testing of the Project's metering equipment. Accordingly, no liquidated damages payments to NIA have been made.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letter, no shareholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

The Philippine Congress recently passed the Electric Power Industry Reform Act which is aimed at restructuring the electric industry, privatizing of the National Power Corporation and introducing a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

Note 3 - Other footnote information

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands U.S. Dollars)


Results of Operations
---------------------

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the second quarter of 2001 to $131 from $2,195 in the same period in 2000, a 94.0% decrease. For the six months ended June 30, 2001, interest income decreased to $869 from $4,509 for the same period in 2000, an 80.7% decrease. These decreases are primarily due to lower cash balances as a result of the use of existing cash to support the ongoing development and construction activities.

Interest expense inclusive of bond issue costs in the second quarter of 2001 was $11,224 compared to $11,703 for the same period in 2000. The decrease in interest expense resulted from reduced indebtedness. For the three and six months ended June 30, 2001, amortization of bond issue costs was $401 and $802 respectively, compared to $366 and $733 for the same period in 2000. In the second quarter of 2001, capitalized interest decreased to $11,224 from $11,574 for the same period in 2000. For the six months ended June 30, 2001, capitalized interest decreased to $22,652 from $22,937. The decrease in capitalized interest resulted from lower interest expense. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

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

After a series of litigations between the contracting parties in connection with the termination of the Hanbo Contract, the Company received $90,000 as an out of court settlement. The amount received was shown as accounts payable and accrued expenses in the balance sheet and was released periodically to offset costs which were incurred over the construction period. The amounts offset against construction costs for 2000, 1999 and 1998 were $30,000, $44,000 and $16,000, respectively.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Furthermore, in July 2001, the Company received new schedule information from the Contractor which extends the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to September 30, 2001.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, the Company has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11,600 of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay. As agreed in the Shareholder Support Letter and assuming payments are received under the bank guaranty supporting the Contractor's obligation to pay delay liquidated damages prior to September 30, 2001, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project. However, due to the delay in completion of the project, CE Casecnan does not presently expect that it will receive significant operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan presently expects that it will have insufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities"), unless its ultimate parent agrees to fund the expected shortfall amount which is currently estimated to be approximately $24,600.

CE Casecnan presently expects, but cannot assure, that its ultimate parent will provide it with funds in an amount sufficient to permit CE Casecnan to make the full principal and interest payments due on the Debt Securities on November 15, 2001. CE Casecnan has been advised that the willingness of its ultimate parent to fund such November 15, 2001 shortfall will principally depend upon the progress of the pending arbitration proceedings involving the Contractor, including any orders issued in the future by the arbitration panel; completion of the Casecnan Project in substantial compliance with the revised construction schedule; and performance by the National Irrigation Administration (NIA) of its obligations under the Project Agreement. Subject to these same assumptions, CE Casecnan does not presently expect that any additional funding will be required to be provided to it by its ultimate parent in order for CE Casecnan to make future principal and interest payments on the Debt Securities following the November 15, 2001 payments.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events, including the collapse of the surge shaft. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation of approximately $4,000 for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional approximately $62,000 in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. CE Casecnan believes such allegations and claims are without merit and is vigorously defending the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce with venue in London, England.

On June 25, 2001, the arbitration temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the

Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to July 14, 2001, and CE Casecnan expects the arbitration tribunal to issue a final order on the demand guarantee injunction and the force majeure claims no later than August 31, 2001. Furthermore, hearings on the Contractor's claims for additional costs and damages, separate from the force majeure claims, will be held in September and October 2001.

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $13.5 per day for each day of delay in completion beyond November 27, 2000. Although the transmission line is complete, NIA has not yet completed installation and testing of the Project's metering equipment. Accordingly, no liquidated damages payments to NIA have been made.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letter, no shareholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

Item 6 - Exhibits and Reports on Form 8-K.
------

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

The Company issued a Current report on Form 8-K dated July 10, 2001 announcing that it had received new schedule information from the turnkey Construction Contractor for the Casecnan Project which extends the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to September 30, 2001 and that the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: July 31, 2001           /s/  Patrick J. Goodman
                              -------------------------------------------
                              Patrick J. Goodman
                              Senior Vice President & Chief Financial Officer