Form 10-Q
period 2001-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2001-11-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ______________________

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                               SEPTEMBER 30, 2001

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

767,162 shares of Common Stock, $0.038 par value were outstanding as of November 13, 2001.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                               September 30, 2001
                                  _____________

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                            Page

Item 1.           Financial Statements

Report of Independent Accountants                                             3

Balance Sheets, September 30, 2001 and December 31, 2000                      4

Statements of Operations for the Three and Nine Months Ended
September 30, 2001 and 2000 and for the period from the date of inception
(September 21, 1994) to September 30, 2001                                    5

Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and 2000 and for the period from the
date of inception (September 21, 1994) to September 30, 2001                  6

Notes to Financial Statements                                                 7

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 11-14

PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings                                            15
Item 2.         Changes in Securities                                        15
Item 3.         Defaults on Senior Securities                                15
Item 4.         Submission of Matters to a Vote of Security Holders          15
Item 5.         Other Information                                            15
Item 6.         Exhibits and Reports on Form 8-K                             15

Signatures                                                                   16

Report of Independent Accountants

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.




We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (a company in the development stage) as of September 30, 2001, and the related statements of operations for the three and nine months ended September 30, 2001 and of cash flows for the nine months ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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


JOAQUIN CUNANAN & CO.
A PricewaterhouseCoopers Member Firm

Makati City, Philippines
October 16, 2001

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS
                       (Amounts in thousands U.S. Dollars,
                 except number of shares and per share amounts)

==================================================================================== =================== =================
                                                                                       September 30,       December 31,
                                                                                            2001               2000
                                                                                        (Unaudited)         (Audited)
--------------------------------------------------------------------------------------------------------------------------

                                                       A S S E T S

Cash                                                                                     $       382         $       703
Restricted cash and short-term investments                                                         -                   1
Accrued interest and other receivables                                                            48                 573
Restricted investments                                                                             -              47,922
Bond issue costs, net                                                                          7,112               8,315
Development and construction costs                                                           476,444             419,163
Deferred income tax asset                                                                      5,648               5,696
------------------------------------------------------------------------------------ ------------------- -----------------
                                                                                         $   489,634         $   482,373
==================================================================================== =================== =================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                    $    20,116         $     6,525
Payable to affiliates                                                                         27,128              19,000
Notes and bonds payable                                                                      338,125             352,750
------------------------------------------------------------------------------------ ------------------- -----------------
                                                                                             385,369             378,275
------------------------------------------------------------------------------------ ------------------- -----------------
Commitments and contingencies (Note 2)
Capital stock
     Authorized - 2,148,000 shares at $0.038 par value per share
     Issued and outstanding - 767,162 shares                                                      29                  29
Additional paid-in capital                                                                   123,807             123,807
Accumulated deficit                                                                          (19,571)            (19,738)
------------------------------------------------------------------------------------ ------------------- -----------------
                                                                                             104,265             104,098
------------------------------------------------------------------------------------ ------------------- -----------------
                                                                                         $   489,634         $   482,373
==================================================================================== =================== =================

   (The accompanying notes are an integral part of these financial statements)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                       (Amounts in thousands U.S. Dollars,
                 except number of shares and per share amounts)

  =========================================== ================================ ============================== ===================
                                                                                                                From the date
                                                                                                                 of inception
                                                    Three months ended               Nine months ended            (September
                                                       September 30                    September 30              21,1994) to
                                              ---------------- --------------- --------------- --------------   September 30,
                                                   2001             2000            2001           2000              2001
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
  ------------------------------------------- ---------------- --------------- --------------- -------------- -------------------
  OTHER INCOME
       Interest                                $        89       $    1,858     $       958      $   6,367          $   87,642
  ------------------------------------------- ---------------- --------------- --------------- -------------- -------------------
                                                        89            1,858             958          6,367              87,642
  ------------------------------------------- ---------------- --------------- --------------- -------------- -------------------
  COST AND EXPENSES
       Interest                                     10,312           11,612          32,162         34,709             264,281
       Amortization of bond issue costs                401              366           1,203          1,099               8,053
       Capitalized interest and bond
          issue costs                              (10,713)         (11,978)        (33,365)       (34,915)           (160,667)
       Miscellaneous                                   312              212             743            212               1,194
  ------------------------------------------- ---------------- --------------- --------------- -------------- -------------------
                                                       312              212             743          1,105             112,861
  ------------------------------------------- ---------------- --------------- --------------- -------------- -------------------
  INCOME (LOSS) BEFORE
     INCOME  TAX                                      (223)           1,646             215          5,262             (25,219)
  BENEFIT FROM
     (PROVISION FOR)
     DEFERRED INCOME TAX                                50             (369)            (48)        (1,179)              5,648
  ------------------------------------------- ---------------- --------------- --------------- -------------- -------------------
  NET INCOME (LOSS)                            $      (173)      $    1,277     $      (167)     $   4,083          $  (19,571)
  =========================================== ================ =============== =============== ============== ===================
  NET INCOME (LOSS) PER SHARE                  $     (0.23)      $     1.66     $     (0.22)     $    5.32          $   (26.76)
  =========================================== ================ =============== =============== ============== ===================
  AVERAGE NUMBER OF SHARES
     OUTSTANDING                                   767,162          767,162         767,162        767,162             731,334
  =========================================== ================ =============== =============== ============== ===================

   (The accompanying notes are an integral part of these financial statements)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                       (Amounts in thousands U.S. Dollars)

======================================================================== ================================ ====================
                                                                                                             From the date
                                                                                                             of inception
                                                                                Nine months ended           (September 21,
                                                                                  September 30,                1994) to
                                                                         --------------- ----------------    September 30,
                                                                              2001            2000               2001
                                                                          (Unaudited)      (Unaudited)        (Unaudited)
------------------------------------------------------------------------ --------------- ---------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $      167       $   4,083          $  (19,571)
     Adjustments to reconcile net income (loss)
        to net cash  provided by (used in) operating
        activities:
     Provision for (benefit from) deferred income tax                              48           1,179              (5,648)
     Amortization of bond issue costs                                           1,203           1,099               8,053
     Decrease (increase) in accrued interest
        and other receivables                                                     525           1,233                 (48)
     Increase (decrease) in accounts payable
        and accrued expenses                                                      (96)             63                 214
------------------------------------------------------------------------ --------------- ---------------- --------------------
     Net cash provided by (used in) operating activities                        1,847           7,657             (17,000)
------------------------------------------------------------------------ --------------- ---------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to development and construction costs                          (57,281)        (56,447)           (476,444)
     Decrease in restricted cash and short-term investments                         1          42,064                   -
     Decrease in restricted investments                                        47,922          23,994                   -
     Increase (decrease) in accounts payable
        and accrued expenses related to development
        and  construction activities                                           13,687         (22,361)             19,902
------------------------------------------------------------------------ --------------- ---------------- --------------------
     Net cash provided by (used in) investing activities                        4,329         (12,750)           (456,542)
------------------------------------------------------------------------ --------------- ---------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in advances from affiliates                                       8,128           5,610              27,128
     Issuance of bonds payable                                                      -               -             371,500
     Repayment of bonds payable                                               (14,625)              -             (33,375)
     Proceeds from issuance of capital stock                                        -               -             123,836
     Bond issue costs                                                               -               -             (15,165)
------------------------------------------------------------------------ --------------- ---------------- --------------------
     Net cash provided by (used in) financing activities                       (6,497)          5,610             473,924
------------------------------------------------------------------------ --------------- ---------------- --------------------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                (321)            517                 382
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                    703           2,318                   -
------------------------------------------------------------------------ --------------- ---------------- --------------------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                                                                $      382       $   2,835          $      382
======================================================================== =============== ================ ====================
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOWS INFORMATION:
     INTEREST PAID (NET OF AMOUNT
        CAPITALIZED)                                                       $  (10,518)      $  (9,981)         $   88,732
======================================================================== =============== ================ ====================

   (The accompanying notes are an integral part of these financial statements)

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Amounts in thousands U.S. dollars)


Note 1 - General

In the opinion of management of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and for the period from the date of inception (September 21, 1994) to September 30, 2001, and its cash flows for the nine months ended September 30, 2001 and 2000 and for the period from the date of inception (September 21, 1994) to September 30, 2001.

The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

After a series of litigations between the contracting parties in connection with the termination of the Hanbo Contract, the Company received $90,000 as an out of court settlement. The amount received was shown as accounts payable and accrued expenses in the balance sheets and was released periodically to offset costs that were incurred over the construction period. The amounts offset against construction costs for 2000, 1999 and 1998 were $30,000, $44,000 and $16,000, respectively.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Casecnan Indenture. In January 2001, the Company received a working schedule from the Contractor that showed a completion date of August 31, 2001. In July 2001, the Company received new schedule information from the Contractor which extends the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to September 30, 2001. As a result of delays in commissioning, the Contractor currently expects to reach Substantial Completion in late December 2001.

The Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of the current expected Substantial Completion Date in late December, however, the Company has sought and obtained approval from the lenders' independent engineer for a revised construction schedule under the Casecnan Indenture. In connection with the current schedule, the ultimate parent company of CE Casecnan previously agreed to make available up to $11,600 of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 ( the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's delay. Due to the additional delay in completion of the project, CE Casecnan will not receive expected operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan will not have sufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities") unless its ultimate parent agrees to fund the expected shortfall amount which is currently estimated to be approximately $33,000. CE Casecnan expects that its ultimate parent, or its affiliates, will make the necessary funds available to it to meet the principal and interest payments due on November 15, 2001. Assuming such funding is made, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project.

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

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held in London from September 24 to October 3, 2001. The tribunal is currently deliberating on the matters and reviewing the injunction. The tribunal is currently required to rule by February 28, 2002.

Under the Project Agreement, the Company is liable to pay NIA $13.5 per day for each day of delay in completion of the Casecnan Project beyond the date NIA is able to accept delivery of water and electrical energy from the Project. The transmission line has been completed and NIA has recently completed installation and testing of the Project's metering equipment. Accordingly, NIA may assert liquidated damages accrue from the date such testing was completed.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letter, no shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands U.S. Dollars)

Results of Operations

The Company is in the construction stage and has not yet started commercial operations. Revenue consists of interest income on cash received from bond proceeds and equity contributions. Interest income decreased in the third quarter of 2001 to $89 from $1,858 in the same period in 2000, a 95.2% decrease. For the nine months ended September 30, 2001, interest income decreased to $958 from $6,367 in the same period in 2000, an 85.0% decrease. These decreases are primarily due to lower cash and restricted investments balances as a result of the use of existing cash and restricted investments to support the ongoing development and construction activities.

Interest expense inclusive of amortization of bond issue costs in the third quarter of 2001 was $10,713 compared to $11,978 for the same period in 2000. For the nine months ended September 30, 2001 and 2000, interest expense inclusive of amortization of bond issue costs was $33,365 and $35,808, respectively. The decrease of $2,443 is mainly due to the decline in the bonds payable balance. Amortization of bond issue costs for the three and nine-month periods ended September 30, 2001 were $401 and $1,203, respectively, compared to $366 and $1,099 for the same period in 2000. Capitalized interest in the third quarter of 2001 decreased to $10,713 from $11,978 for the same period in 2000, a 10.6% decrease. For the nine months ended September 30, 2001, capitalized interest decreased to $33,365 from $34,915 for the same period in 2000, a 4.4% decrease. The decrease in capitalized interest resulted from lower interest expense. Interest expense, capitalized interest and amortization of bond issue costs relate to the notes and bonds payable issued by the Company in the fourth quarter of 1995.

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

After a series of litigations between the contracting parties in connection with the termination of the Hanbo Contract, the Company received $90,000 as an out of court settlement. The amount received was shown as accounts payable and accrued expenses in the balance sheets and was released periodically to offset costs which were incurred over the construction period. The amounts offset against construction costs for 2000, 1999 and 1998 were $30,000, $44,000 and $16,000, respectively.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Casecnan Indenture. In January 2001, the Company received a working schedule from the Contractor that showed a completion date of August 31, 2001. In July 2001, the Company received new schedule information from the Contractor which extends the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to September 30, 2001. As a result of delays in commissioning, the Contractor currently expects to reach Substantial Completion in late December 2001.

The Contractor is still contractually obligated either to complete the Project by March 31, 2001 or to pay delay liquidated damages. As a result of the current expected Substantial Completion Date in late December, however, the Company has sought and obtained approval from the lenders' independent engineer for a revised construction schedule under the Casecnan Indenture. In connection with the current schedule, the ultimate parent company of CE Casecnan previously agreed to make available up to $11,600 of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's delay. Due to the additional delay in completion of the project, CE Casecnan will not receive expected operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan will not have sufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities") unless its ultimate parent agrees to fund the expected shortfall amount which is currently estimated to be approximately $33,000. CE Casecnan expects that its ultimate parent, or its affiliates, will make the necessary funds available to it to meet the principal and interest payments due on November 15, 2001. Assuming such funding is made, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project.

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

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held in London from September 24 to October 3, 2001. The tribunal is currently deliberating on the matters and reviewing the injunction. The tribunal is currently required to rule by February 28, 2002.

Under the Project Agreement, the Company is liable to pay NIA $13.5 per day for each day of delay in completion of the Casecnan Project beyond the date NIA is able to accept delivery of water and electrical energy from the Project. The transmission line has been completed and NIA has recently completed installation and testing of the Project's metering equipment. Accordingly, NIA may assert liquidated damages accrue from the date such testing was completed.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letter, no shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

          The Company issued a Current report on Form 8-K dated July 10, 2001 announcing that it had received new schedule information which extended the expected Substantial Completion Date from August 31, 2001 to September 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: November 13, 2001         /s/  Patrick J. Goodman
                                Patrick J. Goodman
                                Senior Vice President & Chief Financial Officer