Form 10-K
period 2001-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2002-03-29
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the calendar year ended December 31, 2001
                          Commission File No. 333-00608

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

     767,162 shares of Common Stock, $0.038 par value, were outstanding on March 29, 2002.

                                TABLE OF CONTENTS

PART I........................................................................4
ITEM 1.  BUSINESS.............................................................4
   General....................................................................4
   Project....................................................................4
       Terms of the Securities................................................9
              General.........................................................9
              Payment of Principal and Interest...............................9
              Priority of Payments...........................................11
              Debt Service Reserve Fund......................................11
              Optional Redemption............................................11
              Mandatory Redemption...........................................12
              Change in Control Put..........................................12
              Profit Distributions...........................................12
              Ranking and Security for the Securities........................13
              Ratings........................................................13
              Nature of Recourse on the Securities...........................13
              Incurrence of Additional Debt..................................13
              Principal Covenants............................................15
       Insurance.............................................................16
       Regulatory Matters....................................................16
       Employees.............................................................17
ITEM 2.  PROPERTIES..........................................................17
ITEM 3.  LEGAL PROCEEDINGS...................................................17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17
PART II......................................................................18
ITEM 5.  MARKET FOR COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS.........18
ITEM 6.  SELECTED FINANCIAL DATA.............................................18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATION........................................18
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK..........23
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................24
   Reports of Independent Public Accountants.................................25
   Balance  Sheets...........................................................27
   Statements of Income......................................................28
   Statements of Changes in Stockholders' Equity.............................29
   Statements of Cash Flows..................................................30
   Notes to Financial Statements.............................................31
ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL  DISCLOSURE.......................................44
PART III.....................................................................45
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.....................45
ITEM 11. EXECUTIVE COMPENSATION..............................................47
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......47
   Description of Capital Stock..............................................47
   Principal Holders.........................................................48
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.......................49
PART IV......................................................................50
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES ON FORM 8-K............50
SIGNATURES...................................................................51
INDEX TO EXHIBITS............................................................52

PART I

Item 1.  Business

General

     CE Casecnan Water and Energy Company, Inc. ("Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). The Casecnan Project commenced commercial operations on December 11, 2001. Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd, has advised the minority shareholders that MidAmerican's ownership interest in the Company will increase to 100%. An initial shareholder has indicated its disagreement with the ownership adjustment and its right to up to a 15% ownership interest and has requested certain information with respect to the project's economics which form the basis of such adjustment.

     The Securities (described herein) are recourse only to the Company. MidAmerican has not guaranteed directly or indirectly the payment or performance of any Company obligations.

     The Company's principal executive office is located at 24th Floor, 6750 Building, Ayala Avenue, Makati City, Philippines, and its telephone number is 63 2 892 0276. The Company's principal office is located at Pantabangan in the Province of Nueva Ecija, Philippines.

Project

     The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan Rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake adit from the Taan to the Casecnan River), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds allows electrical energy to be generated at a new 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers delivers water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Since the water has been determined to remain suitable for irrigation throughout the Casecnan Project operations of capturing, diverting and transferring the water, other than removing sediments at the diversion structures, no treatment is required. Once in the reservoir at Pantabangan, the water is under the control of, and for the use of the Philippine National Irrigation Administration ("NIA").

     In early 1994, President Fidel Ramos recognized the need for an irrigation and hydroelectric project that would provide increased water flows for irrigation to the rice growing area of Central Luzon, which would be environmentally sound, technically feasible and economically viable, and would involve no flooding or relocation of local residents. At that time, he directed the Philippine Department of Agriculture and NPC to work together with other interested agencies to develop a combined irrigation and hydroelectric project. Shortly thereafter, the Philippine government was approached by the Company with a proposal for a project to be developed in the Casecnan area on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company, as developer, would agree to build during the construction period and thereafter own and operate the Casecnan Project for a twenty-year cooperation period, after which, ownership and operation of the Project would be transferred to NIA and NPC at no cost on an "as-is" basis. After conclusion of a public solicitation for competing proposals, NIA selected the Company as the BOOT developer and entered into a project agreement with the Company (the "Project Agreement"). The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines.

     CE Casecnan constructed and operates the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of a minimum volume of water and a fixed fee for the delivery of a minimum amount of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount.

     The water delivery fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on 801.9 million cubic meters of water flow past the water delivery point per year, pro-rated to 66.8 million cubic meters per month. The unit price for water is established at $0.029 per cubic meter (subject to adjustment as set forth in the Project Agreement) as of January 1, 1994 and escalated at seven and one-half percent (7.5%) per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last fifteen years of the Cooperation Period. The unit price for water is to be adjusted by $.00043 for each $1.0 million of certain taxes and fees paid by the Company as specified in the Project Agreement. The unit price of water as of December 2001 is $0.0907. Actual deliveries of water greater than or less than 66.8 million cubic meters in any month will not result in any adjustment of the water delivery fee.

     The guaranteed energy fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on energy deliveries of 228.0 million kilowatt-hour (kWh) per year, pro-rated to 19.0 million kWh per month. Actual deliveries of energy less than 19.0 million kWh per month will not result in any reduction of the guaranteed energy fee but will result in an adjustment to the excess energy fee. The unit price for guaranteed energy is $0.1596 per kWh.

     The excess energy fee is a variable amount, to be received in US Dollars at the end of each month, for electrical energy delivered in that month in excess of 19.0 million kWh. No excess energy delivery fee will be due until all cumulative electrical energy shortfalls in previous months have been made up. The unit price of excess energy is $0.1509 per kWh. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in US Dollars. The fixed fees paid for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 78% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA at no additional consideration on an "as is" basis.

     NIA has subsequently paid all amounts invoiced for water and energy delivery fees under the Project Agreement as of December 31, 2001, but has not paid the tax reimbursement portion of the invoices. The tax reimbursement amount could add approximately 30% to each invoice payment. This amount was not assumed in any revenue calculations at the time the Securities were issued and accordingly, failure to receive these amounts should not adversely impact the Company's ability to make regularly scheduled principal and interest payments on the Securities. CE Casecnan is in discussions with NIA and representatives of the Philippine government regarding the tax reimbursement amounts.

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

     CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125 million of its 11.45% Senior Secured Series A Notes due 2005 (the "Series A Notes") and $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 (the "Series B Bonds") and $75 million of its Senior Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Trust Indenture").

     The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

     On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

     On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a recission of the Replacement Contract and filed a claim for unspecified quantum meruit damages. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law pursuant to the rules of the International Chamber of Commerce.

     On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002.

     As of December 31, 2001, the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

     Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Casecnan Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages payable as of December 31, 2001, to NIA for 120 days of delay and this was shown as part of accounts payable and accrued expenses in the balance sheet.

     The 20-year Cooperation Period under the Project Agreement commenced on December 11, 2001, the start of the Company's commercial operations. NIA has paid all amounts invoiced for water and energy delivery fees under the Project Agreement since that date but has not paid the tax reimbursement portion of the invoices. The tax reimbursement amount could add approximately 30% to each invoice payment. This amount was not assumed in any revenue calculations at the time the Securities were issued and accordingly, failure to receive these amounts should not adversely impact the Company's ability to make regularly scheduled principal and interest payments on the Securities. CE Casecnan is in discussions with NIA and representatives of the Philippine government regarding the tax reimbursement amounts.

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

     The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 which is aimed at restructuring the power industry, privatization of the NPC and introduction of a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

Terms of the Securities

General

     In November 1995, the Company issued and sold (i) $125 million aggregate principal amount of the 11.45% Senior Secured Series A Notes due November 15,
2005 ("Series A Notes"), (ii) $171.5 million aggregate principal amount of 11.95% Senior Secured Series B Bonds due November 15, 2010 ("Series B Bonds"), and (iii) $75 million aggregate principal amount of LIBOR plus 3.00% Senior Secured Floating Rate Notes due November 15, 2002 ("FRNs"), collectively referred to herein as the "Securities". The FRNs rank pari passu with and will share the collateral on a pro rata basis with the Series A Notes and the Series B Bonds and are entitled to the benefits of the Trust Indenture and the Depositary Agreement.

     The Securities are direct obligations of the Company, secured solely by the Company's collateral.

Payment of Principal and Interest

     Interest on the Series A Notes and the Series B Bonds is payable semiannually every May 15 and November 15 (the "Securities Interest Payment Date"), which commenced on May 15, 1996, to the registered Holders thereof at the close of business on May 1 and November 1, as the case may be, preceding each Securities Interest Payment Date. The initial average life of the Series A Notes was 8.84 years, and the initial average life of the Series B Bonds was
11.57 years.

     The $125 million principal of the Series A Notes due November 15, 2005 is payable in semiannual installments, commencing May 15, 2003, as follows:

                       Percentage of Principal
Payment Date               Amount Payable

May 15, 2003                   13.50%
November 15, 2003              13.50%
May 15, 2004                   17.00%
November 15, 2004              17.00%
May 15, 2005                   19.50%
November 15, 2005              19.50%

     The $171.5 million principal of the Series B Bonds due November 15, 2010 is payable in semiannual installments, commencing May 15, 2002, as follows:

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

     The $75.0 million principal of the FRNs due November 15, 2002 is payable in semiannual installments, which commenced on November 15, 2000, as follows:

                       Percentage of Principal
Payment Date               Amount Payable

November 15, 2000              25.00%
May 15, 2001                   19.50%
November 15, 2001              20.00%
May 15, 2002                   18.00%
November 15, 2002              17.50%

     The FRNs bear interest at LIBOR plus 3.00% per annum and are payable quarterly every February 15, May 15, August 15, and November 15, which commenced on February 15, 1996, to the registered Holders thereof at the close of business on the preceding February 1, May 1, August 1, and November 1, as the case may be.

Priority of Payments

     Prior to completion of the Casecnan Project pursuant to the Replacement Contract, all net proceeds of the Securities and any liquidated damages proceeds were and will be deposited in the Construction Fund and disbursed to pay for budgeted construction or restoration costs, including interest and, where applicable, principal on the Securities.

     After completion of the Casecnan Project, except as otherwise provided for with respect to mandatory redemptions and loss proceeds, all revenues received by the Company from the Casecnan Project will be paid to the Revenue Fund maintained by the Depositary (other than payments required to be used for VAT payments to the Republic of the Philippines). Amounts paid to the Revenue Fund shall be distributed in the following order of priority: (a) to pay operating and maintenance costs; (b) to pay certain administrative costs of the agents for the Secured Parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities (including any increased costs necessary to gross up such payments for certain withholding taxes and other assessments and charges), and principal and interest on other senior debt, if any; (d) to cause the Debt Service Reserve Fund to equal the Debt Service Reserve Fund Required Balance, as defined below; (e) to pay indemnification expenses and other expenses to the Secured Parties and certain other costs, and
(f) to the Distribution Fund or Distribution Suspense Fund, as applicable.

Debt Service Reserve Fund

     At the completion of the Casecnan Project, the Company will establish a Debt Service Reserve Fund for the benefit of the Holders of the Securities, which will be funded in cash from any remaining shareholder capital contributions in the Capital Contribution Fund or, to the extent required, from operating revenues as described under "Priority of Payments" above. Such amounts will be deposited to the Debt Service Reserve Fund from time to time to the extent required to cause it to equal the Debt Service Reserve Fund Required Balance which is intended to approximate the highest amount of the payments of principal and interest to be made on the Securities during any semiannual period over the next three years.

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

     After the completion of the Casecnan Project, the FRN's are subject to optional redemption by the Company, in whole or in part, pro rata at par plus accrued interest, on any FRN interest payment date.

     The Company also has the option to redeem the Securities, in whole or in part, at par plus accrued interest at any time if, as a result of any change in Philippine tax law or in the application or interpretation of Philippine tax law occurring after the date of issuance of the Securities, the Company is required to pay certain additional amounts described in the Trust Indenture.

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

Change in Control Put

     When a Change in Control occurs, each Holder will have the right to require the Company to repurchase all or any part of such Holder's Securities at a cash purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase in accordance with the procedures set forth in the Trust Indenture. There is no assurance that upon a Change in Control the Company will have sufficient funds to repurchase the Securities.

Profit Distributions

     Prior  to  the  completion  of  the  Casecnan  Project,  there  will  be no distributions to the Company or its shareholders. After completion, distributions may be made only from and to the extent of amounts on deposit in the Distribution Fund or Distribution Suspense Fund. Distributions are subject to the prior satisfaction of the following conditions:

     (a) The amounts contained in the Principal Fund and the Interest Fund will be equal to or greater than the aggregate scheduled principal and interest payments next due on the Securities;

     (b) No Default or Event of Default under the Trust Indenture shall have occurred and be continuing;

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

Ranking and Security for the Securities

     The Securities are senior debt of the Company and are secured by (a) an assignment of all revenues received by the Company from the Casecnan Project;
(b) a collateral assignment of all material contracts; (c) a lien on any accounts and funds on deposit under the Depositary Agreement; (d) a pledge of approximately 100% of the capital stock of the Company, subject to release in certain circumstances relating to accessing political risk insurance for the benefit of the shareholders; and (e) a lien on all other material assets and property interests of the Company. The Securities will rank pari passu with and will share the Collateral on a pro rata basis with certain other senior secured debt, if any (provided that the Debt Service Reserve Fund shall be held as collateral solely for the obligations under the Securities). The proceeds of any political risk insurance covering the capital investment will not be part of the collateral for the Securities. While under the Trust Indenture the Company may incur certain permitted debt senior to the Securities, it has no present intention to do so.

Ratings

     Moody's and Standard & Poor's have assigned the Securities ratings of "Ba2" and "BB+", respectively. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency, if, in such rating agency's judgment, circumstances so warrant.

Nature of Recourse on the Securities

     The Company's obligations to make payments of principal, premium, if any, and interest on the Securities are obligations solely of the Company secured solely by the collateral. Neither the shareholders of the Company nor any affiliates, including MidAmerican, incorporator, officer, director or employee thereof or of the Company guaranteed the payment of, nor have any obligation with respect to payment of the Securities, except to the extent that affiliates of MidAmerican who are stockholders of the Company have pledged their shareholdings in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

Incurrence of Additional Debt

     The Company shall not incur any debt other than "Permitted Debt." "Permitted Debt" means:

     (a) The Securities;

     (b) After the completion of the Casecnan Project, debt incurred to finance the construction of capital improvements to the Casecnan Project, which are required to ensure compliance with applicable law or anticipated changes therein; provided that no such debt may be incurred unless at the time of incurrence of such debt, an independent engineer confirms the reasonableness of
(i) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are reasonably expected to enable the Casecnan Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Company that demonstrate, after giving effect to the incurrence of such debt, that the minimum project Debt Service Coverage Ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the final maturity date, will not be less than 1.3 to 1;

     (c) After the completion of the Casecnan Project, debt incurred to finance the construction of capital improvements to the Casecnan Project not required by applicable law, so long as after giving effect to the incurrence of such debt
(i) no default or event of default has occurred and is continuing, and (ii)(A) the independent engineer confirms the reasonableness of (I) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are technically feasible and prudent and (II) the calculations of the Company that demonstrate, after giving effect to the incurrence of such debt, (x) the minimum project Debt Service Coverage Ratio for the next four consecutive fiscal quarters, commencing with the quarter in which such debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.4 to 1 and (y) the average projected Debt Service Coverage Ratio for all succeeding fiscal years until the final maturity date will not be less than 1.7 to 1, or (B) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade;

     (d) After the completion of the Casecnan Project, working capital debt in an aggregate amount outstanding at any time not to exceed $5 million;

     (e) Debt incurred in connection with certain permitted interest rate and currency hedging arrangements;

     (f) Subordinated debt from affiliates in an aggregate amount not to exceed $150 million prior to completion and $100 million after completion, which shall be used to finance capital, operating or other costs with respect to the Casecnan Project;

     (g) Debt incurred for purposes for which permitted liens may be incurred;

     (h) Debt contemplated to be incurred pursuant to the Casecnan Project documents, including obligations in connection with any letter of credit in an aggregate amount outstanding at any time not to exceed $15 million;

     (i) Purchase money debt and other debts in the ordinary course of business to support the operation and maintenance of the Casecnan Project, in an aggregate amount not to exceed $35 million at any time;

     (j) Permitted refinancing debt, if, as certified by an authorized officer of the Company at the time of incurrence, (A)(i) after giving effect to the incurrence of such debt, (x) the minimum projected Debt Service Coverage Ratio for the next four consecutive fiscal quarters in which such debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.5 to 1, and (y) for each subsequent fiscal year through the final maturity date, the average project Debt Service Coverage Ratio will not be less than 2.0 to 1, and (ii) the final maturity and average life of the debt incurred each exceed those of the debt remaining, (B) each principal payment equals that of each corresponding principal payment of the debt being replaced or (C) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade; and,

     (k) Debt  incurred by the Company  prior to the  completion of the Casecnan
Project as necessary for financing, engineering, construction, completion, testing and start-up of the Casecnan Project in accordance with an Approved
Completion Plan in order to achieve completion ("Pre-Completion Additional Debt"), provided that (i) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade; or (ii)(A) the independent engineer has confirmed (subject to customary assumptions and qualifications) as reasonable, the technical feasibility of the Approved Completion Plan including a certification that (subject to customary assumptions and qualifications) the net proceeds of such Debt and other funds available to the Company (from Liquidated Damages Proceeds or otherwise) are reasonably expected to be sufficient to fund the costs of reaching completion; and (B) the Company certifies at the time of incurrence (with customary assumptions and qualifications) that (x) the Approved Completion Plan is technically feasible and prudent, (y) after giving effect to the incurrence of such debt, the minimum projected Debt Service Coverage Ratio for the four fiscal quarters commencing with the quarter that commences immediately after the projected date of commercial operation of the Casecnan Project, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.3 to 1, and (z) after giving effect to incurrence of such debt, the average projected Debt Service Coverage Ratio for all succeeding Calendar Years until the final maturity date will not be less than 1.5 to 1.

Principal Covenants

     Principal covenants under the Trust Indenture require the Company, subject to certain exceptions and qualifications, (a) not to incur (i) any debt except Permitted Debt or (ii) any lien upon any of its assets except permitted liens;
(b) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (c) not to enter into non-arm's length transactions or agreements with affiliates; (d) not to engage in any business other than as contemplated by the Trust Indenture; (e) not to enter into certain change orders under the Turnkey Construction Contract or amend the Approved Construction Budget and Schedule (or an Approved Completion Plan), or amend, terminate or otherwise modify any material Project Document to which it is a party, except as permitted under the Trust Indenture;
(f) not to sell, lease or transfer any property or assets material to the Casecnan Project except in the ordinary course of business; (g) to construct the Casecnan Project in accordance with the Approved Construction Budget and Schedule; (h) to operate and maintain the Casecnan Project in accordance with the Approved Operation and Maintenance Budget; (i) to maintain insurance as required under the Trust Indenture; and (j) to enter into an interest rate agreement for the FRNs, within 30 days of Closing, at a LIBOR cap of up to 7.5%.

Insurance

     The Company maintains insurance with respect to the Casecnan Project of a type and in such amounts as are generally carried by companies engaged in similar businesses and owning similar projects that are financed in a similar manner. This coverage includes casualty insurance, including flood and earthquake coverage, business interruption insurance, primary and excess liability insurance, automobile insurance and workers compensation insurance. However, the proceeds of such insurance may not be adequate to cover reduced revenues, increased expenses or other liabilities arising from the occurrence of catastrophic events. Moreover, there can be no assurance that such insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which the Company is insured will cover all losses. Nevertheless, the Company will not reduce or cancel the coverage if the Insurance Consultant determines it is not reasonable to do so and insurance is available on commercially reasonable terms.

Regulatory Matters

     The Company is subject to a number of Philippine statutory and regulatory standards and required and desirable approvals, including those relating to energy and environmental laws. Many permits and regulatory approvals are required and desirable for the construction and operation of the Casecnan Project. A number of these permits and regulatory approvals have not yet been obtained. Some of the permits and regulatory approvals that have been obtained contain conditions, and a number of the permits and approvals not yet obtained may contain conditions before they are issued. Delay in receipt of or failure to obtain these permits or approvals or to satisfy any of these conditions could delay completion of the construction of the Casecnan Project, restrict the operation of the Casecnan Project, or result in additional costs or taxes. The adoption of new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations, that modify the present regulatory environment could have a material adverse effect on the Company's ability to construct or operate the Casecnan Project and could trigger the Company's right to sell the Casecnan Project to NIA. Upon such sale, the Securities will be subject to mandatory redemption.

Employees

     At December 31, 2001, the Company had 38 employees consisting of operations, maintenance, logistics, compliance, and engineering personnel. At the powerhouse control room, personnel monitor, direct and control the operations and maintenance of the whole Casecnan Project. The control room is staffed 24 hours per day and is the contact point for the Casecnan Project's customers and others. At the diversion structures, personnel are responsible to ensure that the trash racks at the tunnel intakes are kept clean and maintained and that excessive sediment build-up behind the structure is prevented.

Item 2.  Properties

     CE Casecnan's principal property is the hydroelectric power facility that was completed in December 2001.

Item 3.  Legal Proceedings

     Reference  is  made  to  a  discussion  of  the  Company's   current  legal
proceedings under Item 1 - Business.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item 5.  Market for Company's Equity and Related Stockholder Matters.

     Not Applicable.

Item 6.  Selected Financial Data

     Amounts in Thousands

===============================================================================
                                           Year ended December 31,
----------------------------- --------- --------- --------- --------- ---------
                                 2001     2000       1999      1998      1997
----------------------------- --------- --------- --------- --------- ---------
Total revenue                  $  8,174  $      -  $     -   $      -  $     -
Operating expenses                3,922       451        -          -        -

Net income (loss) to common
   stockholders                   2,867     4,857      699        381  (11,264)
Net income (loss) per share        3.74      6.33     0.91       0.50   (14.68)
Total assets                    515,550   482,373  522,398    553,433  491,912
Total liabilities               408,585   378,275  423,157    454,891  393,751
Notes payable                    40,763         -        -          -        -
Long-term debt, including       323,125   352,750  371,500    371,500  371,500
curent portion
Stockholders' equity            106,965   104,098   99,241     98,542   98,161
============================= ========= ========= ========= ========= =========

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

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts.

Impairment of long-lived assets

     Impairment of long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

Results of Operations:

The Casecnan Project commenced commercial operations on December 11, 2001.

     The revenue of $8.2 million for the year ended December 31, 2001 consists of revenue for the delivery of water and generation and delivery of electrical energy. Revenue from water delivery, guaranteed energy and excess energy generated and delivered are 50%, 26% and 24%, respectively, of the total revenue for the year.

     A total of $0.9 million was used to finance the costs of start-up activities in 2001 compared to $0.5 million in 2000. Plant operations and doubtful accounts expense aggregating $2.7 million were incurred during 2001. Depreciation expense of $1.2 million was for the period after project completion up to December 31, 2001.

     Interest earned on cash balances declined from $11.7 million in 1999 to $7.6 million in 2000 and decreased to $1.5 million in 2001 due to declining cash balances as funds were used for the construction activities. Interest expense, including bond issue amortization, was $44.2 million, $48.3 million and $46.3 million in 2001, 2000, and 1999, respectively and such are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995. Interest capitalized during construction was $41.7 million, $47.5 million and $36.5 million in 2001, 2000, and 1999, respectively.

Liquidity and Capital Resources:

     CE Casecnan constructed and operates the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of a minimum volume of water and a fixed fee for the delivery of a minimum amount of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. The water delivery fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on 801.9 million cubic meters of water flow past the water delivery point per year, pro-rated to 66.8 million cubic meters per month. The unit price for water is established at $0.029 per cubic meter (subject to adjustment as set forth in the Project Agreement) as of January 1, 1994 and escalated at seven and one-half percent (7.5%) per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last fifteen years of years of the Cooperation Period. The unit price for water is to be adjusted by $.00043 for each $1.0 million of certain taxes and fees paid by the Company as specified in the Project Agreement. The unit price of water as of December 2001 is $0.0907. Actual deliveries of water greater than or less than
66.8 million cubic meters in any month will not result in any adjustment of the water delivery fee. The guaranteed energy fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on energy deliveries of
228.0 million kilowatt-hour (kWh) per year, pro-rated to 19.0 million kWh per month. Actual deliveries of energy less than 19.0 million kWh per month will not result in any reduction of the guaranteed energy fee but will result in an adjustment to the excess energy fee. The unit price for guaranteed energy is $0.1596 per kWh. The excess energy fee is a variable amount, to be received in US Dollars at the end of each month, for electrical energy delivered in that month in excess of 19.0 million kWh. No excess energy delivery fee will be due until all cumulative electrical energy delivery shortfalls in previous months have been made up. The unit price of excess energy is $0.1509 per kWh. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The fixed fees paid for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 78% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA at no additional consideration on an "as is" basis.

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

     CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125 million of its 11.45% Senior Secured Series A Notes due 2005 (the "Series A Notes") and $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 (the "Series B Bonds") and $75 million of its Senior Secured Floating Rate Notes due 2002, pursuant to an indenture dated November 27, 1995, as amended to date (the "Trust Indenture").

     The Casecnan Project was initially constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. On May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

     On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

     On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a recission of the Replacement Contract and has filed a claim for unspecified quantum meruit damages. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

     On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held in London from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002.

     As of December 31, 2001 the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by
Commerzbank on behalf of the Contractor. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

Contractual Obligations

     The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following table identifies the Company's material obligations as of December 31, 2001:

==============================================================================
                                               Payments Due by Period
                              ------------------------------------------------
                                        Less Than    2-3       4-5     After 5
Contractual cash obligations    Total     1 Year    Years     Years     Years
------------------------------------------------------------------------------
(in thousands)
Long-term debt                $323,125  $ 35,200  $ 90,828  $ 90,767  $106,330
Other long-term obligations     40,763                        40,763
------------------------------------------------------------------------------

Total contractual cash
obligations                   $363,888  $ 35,200  $ 90,828  $131,530  $106,330
==============================================================================


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

Interest Rate Risk

     At December 31, 2001, the Company had fixed-rate long-term debt of $296.5 million in principal amount and having a fair value of $269.4 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $15.4 million if interest rates were to increase by 10% from their levels at December 31, 2001. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

     At December 31, 2001, the Company had floating-rate obligations of $26.6 million that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 2001 levels, the Company's consolidated interest expense would increase by approximately $4,000 each month based upon December 31, 2001 principal balances.

Item 8.  Financial Statements and Supplementary Data

Reports of Independent Accountants............................................25

Balance Sheets as of December 31, 2001 and 2000...............................27

Statements of Income for the Years Ended December 31,
2001, 2000 and 1999...........................................................28

Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 2001, 2000 and 1999..................................29

Statements of Cash Flows for the Years Ended December 31,
2001, 2000 and 1999...........................................................30

Notes to Financial Statements.................................................31

Report of Independent Accountants

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.


     We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of December 31, 2001 and 2000, and the related statements of income, of changes in stockholders' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CE
Casecnan Water and Energy Company, Inc. for the year ended December 31, 1999 were audited by other independent accountants, whose report dated January 25, 2000 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

JOAQUIN CUNANAN & CO.
A Pricewaterhousecoopers member firm



Makati City, Philippines
February 26, 2002

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

SyCip Gorres Velayo & Co
An Arthur Andersen Member Firm



January 25, 2000

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 and 2000
                       (Amounts in thousands U.S. Dollars)

                                     ASSETS
==============================================================================
                                                              2001      2000
------------------------------------------------------------------------------

Current assets
     Cash                                                   $  1,078 $    703
     Trade receivable, net (Note 3)                            8,012        -
     Accrued interest and other receivable                        19      573
     Prepaid expenses and other current assets                 1,894       42
------------------------------------------------------------------------------
         Total current assets                                 11,003    1,318
Restricted cash and investments (Note 2)                       5,978   47,923
Bond issue costs, net (Note 2)                                 6,712    8,315
Property, plant and equipment, net (Notes 2 and 4)           486,486  419,121
Deferred income tax (Notes 2 and 6)                            5,371    5,696
------------------------------------------------------------------------------
                                                            $515,550 $482,373
==============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses (Note 8)         $  5,176  $    960
     Accrued interest                                          5,014     5,565
     Payable to affiliates (Note 7)                           34,507    19,000
     Current portion of long-term debt (Notes 5 and 12)       35,200    29,625
-------------------------------------------------------------------------------
         Total current liabilities                            79,897    55,150
-------------------------------------------------------------------------------
Notes payable with related party (Notes 7 and 12)             40,763         -
-------------------------------------------------------------------------------
Long-term debt, net of current portion (Notes 5 and 12)      287,925   323,125
-------------------------------------------------------------------------------
Commitments and contingencies (Note 9)
-------------------------------------------------------------------------------
Stockholders' equity
     Capital stock (Note 10)
         Authorized - 2,148,000 shares at one
             Philippine peso ($0.038) par value per share
         Issued - 767,162 shares                                  29        29
     Additional paid-in capital                              123,807   123,807
     Accumulated deficit                                     (16,871)  (19,738)
-------------------------------------------------------------------------------
                                                             106,965   104,098
-------------------------------------------------------------------------------
                                                            $515,550  $482,373
===============================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         (With comparative figures for the year ended December 31, 1999)
             (Amounts in thousands U.S. Dollars, except share data)

  ==============================================================================



                                                  2001          2000       1999
  ------------------------------------------------------------------------------
   Revenues (Notes 2 and 3)
      Delivery of water                        $   4,114     $    -    $      -
      Sale of electricity                          4,060          -           -
  ------------------------------------------------------------------------------
                                                   8,174          -           -
  ------------------------------------------------------------------------------
   Operating expenses
      Depreciation (Note 2)                        1,249          -           -
      Plant operations (Note 11)                   2,152        451           -
      Doubtful accounts expense (Note 3)             521          -           -
  ------------------------------------------------------------------------------
                                                   3,922        451           -
  ------------------------------------------------------------------------------
   Operating income (loss)                         4,252       (451)          -
  ------------------------------------------------------------------------------
   Other income (expenses)
       Interest income                             1,450      7,605      11,656
       Interest expense (Notes 5 and 7)          (44,162)   (48,349)    (46,329)
       Capitalized interest (Note 2)              41,652     47,454      36,501
  ------------------------------------------------------------------------------
                                                  (1,060)     6,710       1,828
  ------------------------------------------------------------------------------
   Income before provision for income tax          3,192      6,259       1,828
   Provision for deferred income tax (Note 6)        325      1,402       1,129
  ------------------------------------------------------------------------------
   Net income                                  $   2,867    $ 4,857    $    699
  ==============================================================================

   Net income per share (Note 2)                  $3.74       $6.33       $0.91
  ==============================================================================

   Average number of common shares outstanding  767,162     767,162     767,162
  ==============================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         (With comparative figures for the year ended December 31, 1999)
             (Amounts in thousands U.S. Dollars, except share data)


================================================================================
                             Outstanding         Additional
                               Common    Common   Paid-in   Accumulated
                               Shares     Stock   Capital     Deficit     Total
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Balance, December 31, 1998    767,162    $29    $123,807    $(25,294)  $ 98,542
 Net income                          -      -           -         699        699
--------------------------------------------------------------------------------
 Balance, December 31, 1999                                   (24,595)    99,241
 Net income                          -      -           -       4,857      4,857
--------------------------------------------------------------------------------
 Balance, December 31, 2000    767,162     29     123,807     (19,738)   104,098
 Net income                          -      -           -       2,867      2,867
--------------------------------------------------------------------------------
 Balance, December 31, 2001    767,162    $29    $123,807    $(16,871)  $106,965
================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         (With comparative figures for the year ended December 31, 1999)
                       (Amounts in thousands U.S. Dollars)

================================================================================
                                                      2001     2000        1999
--------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                       $ 2,867   $ 4,857   $   699
   Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
       Depreciation                                   1,249         -         -
       Amortization of bond issue costs               1,603     2,270     1,324
       Provision for deferred income tax                325     1,402     1,129
   Changes in assets and liabilities
       Decrease in accrued interest receivable          554     1,177     1,264
       Increase in trade and other receivable        (8,012)        -         -
       Increase in prepaid expenses                  (1,852)      (42)        -
       Increase in accounts payable and accrued
       expenses                                         384       381         -
--------------------------------------------------------------------------------
   Net cash provided (used in) operating activities  (2,882)   10,045     4,416
--------------------------------------------------------------------------------
Cash flows from investing activities
   Additions to development and construction costs  (74,592)  (82,713)  (76,420)
   Liquidated damages received                        5,978         -         -
   Decrease (increase) in restricted:
       Cash and short-term investments               (5,978)   42,063   103,894
       Investments                                   47,923    74,253       166
   Increase (decrease) in accounts payable and
       accrued expenses related to development and
       construction costs                             3,281   (35,489)  (41,002)
--------------------------------------------------------------------------------
   Net cash used in investing activities            (23,388)   (1,886)  (13,362)
--------------------------------------------------------------------------------
Cash flows from financing activities
   Increase  in advances from affiliates             15,507     8,976     9,268
   Payment of long-term debt                        (29,625)  (18,750)        -
   Proceeds from notes payable                       40,763         -         -
--------------------------------------------------------------------------------
   Net cash provided by (used in)
   financing activities                              26,645    (9,774)    9,268
--------------------------------------------------------------------------------
Net increase (decrease) in cash                         375    (1,615)      322
Cash at beginning of year                               703     2,318     1,996
--------------------------------------------------------------------------------
Cash at end of year                                 $ 1,078   $   703   $ 2,318
================================================================================
Supplemental disclosure of cash flow information
       Interest paid during the period (net of
           amount capitalized)                      $ 1,267   $(1,259)  $ 8,670
================================================================================

   The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts in U.S. Dollars, unless indicated otherwise)


Note 1 - Organization and operations

     CE Casecnan Water and Energy Company, Inc. (the Company) was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The purpose of the Company is to design, develop, construct, erect, assemble, commission, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Philippine Government or any government-owned or controlled corporation.

     The Company has a contract with the Philippine Government, through the Philippine National Irrigation Administration (NIA) (a government-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (Project Agreement), covering a 20-year cooperation period (Cooperation Period) with "take-or-pay" obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the Casecnan Project) will be transferred to the Philippine Government at no cost on an "as is" basis. The Philippine Government also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995.

     The Casecnan Project commenced commercial operations on December 11, 2001. Prior to this date, the Company was considered to be a development stage enterprise. Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd, has advised the minority shareholders that MidAmerican's ownership interest in the Company will increase to 100%. An initial shareholder has indicated its disagreement with the ownership adjustment and its right to up to a 15% ownership interest and has requested certain information with respect to the project's economics which form the basis of such adjustment.

     The Company's operations are in one reportable segment, the water and electricity generation industry.

     The Company is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus
Investments Code of 1987 (Executive Order No. 226). Under the terms of its registration, the Company is entitled to certain incentives which include an income tax holiday for a minimum of six years from the start of commercial operations; tax and duty-free importation of capital equipment; tax credits on domestic capital equipment; and, exemption from customs duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. The registration also requires, among others, the maintenance of a debt-to-equity ratio not exceeding 75:25 upon commencement of commercial operations.

Note 2 - Summary of significant accounting policies

     The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The more significant accounting policies and practices of the Company are set forth below:

Basis of presentation

     The functional and reporting currency of the Company is the United States Dollar. Gains or losses resulting from translation of monetary assets and liabilities in foreign currencies are not material.

     Restricted cash and investments are primarily commercial papers, money market securities and mortgage-backed securities.

     Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 2001 approximates their fair value, which is based on quoted market prices as provided by the financial institution holding the investments.

     Bond issue costs consist of costs incurred in the issuance of senior secured notes and bonds and are deferred and amortized over the term of the notes and bonds using the effective interest rate method. Amortization of bond issue costs is capitalized during the construction period and charged to operations, as an interest expense, upon completion of the Casecnan Project.

     Property, plant and equipment are stated at cost (including capitalized interest costs) less accumulated depreciation. Depreciation is computed on the straight-line method based on the Cooperation Period for the hydroelectric power plant and office and building structure, and on the estimated useful life of five years for other equipment. Minor expenditures for repairs and maintenance are charged to operations as incurred; significant renewals and improvements are capitalized. Liquidated damages relative to the Casecnan Project are recorded as reduction to the cost of the capital projects. When an asset is sold or otherwise disposed of, its cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is credited or charged to operations.

     Interest on long-term  debt is  capitalized  as part of the cost of capital
projects  during  the  construction   period  and  charged  to  operations  upon
completion of the Casecnan Project.

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred income tax assets and liabilities are measured using the tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred income tax assets if it is more likely than not that a tax benefit will not be realized.

     Net income per share is based on the weighted average number of common shares outstanding during the period.

     Impairment of long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

     Revenues from sale of electricity and delivery of water are recognized as income during the period in which actual capacity is generated and delivered to the customer. Interest and other income are recognized when earned. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts.

     Transactions in foreign currencies (Philippines pesos) are recorded based on the prevailing rates of exchange at transaction dates. Foreign currency denominated monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. The resulting exchange differences from settlements of foreign currency transactions and translations of monetary assets and liabilities are credited or charged to operations.

     Retirement cost is determined actuarially based on the Projected Unit Credit Actuarial Cost Method.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New accounting pronouncements

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the standard, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related assets. The effect of this standard on the financial statements has not been determined.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This standard also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superseding previous guidance for discontinued operations of business segments. This standard is effective for fiscal years beginning after December 15, 2001.

Reclassification

     Certain accounts in the 2000 financial statements were reclassified to conform with the 2001 financial statement presentation. Such reclassification did not impact previously reported net income or retained earnings.

Note 3 - Trade receivable

     Trade receivable pertains to receivable from NIA for water delivered to NIA and the electricity generated and delivered by the Company to the Philippine National Power Corporation on behalf of NIA. Trade receivable as of December 31, 2001 consists of:

=============================================================
                                              Amount
                                          (in thousands)
-------------------------------------------------------------
-------------------------------------------------------------
Water delivery fee                           $4,474
Guaranteed energy delivery fee                2,059
Excess energy delivery fee                    2,000
-------------------------------------------------------------
                                              8,543
Less - allowance for doubtful accounts          521
-------------------------------------------------------------
                                             $8,012
=============================================================

     Water delivery fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on 801.9 million cubic meters of water flow past the water delivery point per year, pro-rated to 66.8 million cubic meters per month. The unit price for water is set at $0.029 per cubic meter (subject to adjustment as set forth in the Project Agreement) as of January 1, 1994 and escalated at seven and one-half percent (7.5%) per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last fifteen years of the Cooperation Period. The unit price for water is to be adjusted by $.00043 for each $1.0 million of certain taxes and fees paid by the Company as specified in the Project Agreement. The unit price of water as of December 2001 is $0.0907. Actual deliveries of water greater than or less than 66.8 million cubic meters in any month will not result in any adjustment of the water delivery fee.

     Guaranteed energy delivery fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on energy deliveries of 228.0 million kilowatt-hour (kWh) per year, pro-rated to 19.0 million kWh per month. Actual deliveries of energy less than 19.0 million kWh per month will not result in any reduction of the guaranteed energy fee but will result in an adjustment to the excess energy fee. The unit price for guaranteed energy is $0.1596 per kWh.

     Excess energy delivery fee is a variable amount, to be received in US Dollars at the end of each month, for electrical energy delivered in excess of
19.0 million kWh. No excess energy delivery fee will be due until all cumulative electrical energy shortfalls in previous months have been made up. The unit price of excess energy is $0.1509 per kWh.

     NIA has subsequently paid all amounts invoiced for water and energy delivery fees under the Project Agreement as of December 31, 2001, but has not paid the tax reimbursement portion of the invoices. The tax reimbursement amount could add approximately 30% to each invoice payment. This amount was not assumed in any revenue calculations at the time the Securities were issued and accordingly, failure to receive these amounts should not adversely impact the Company's ability to make regularly scheduled principal and interest payments on the Securities. CE Casecnan is in discussions with NIA and representatives of the Philippine government regarding the tax reimbursement amounts.

Note 4 - Property plant and equipment

     Property, plant and equipment at December 31 consist of the following (in thousands):

==================================================================
                                        2001             2000
------------------------------------------------------------------
Hydroelectric power plant             $487,516         $
Office and other equipment                  44                -
------------------------------------------------------------------
                                       487,560                -
Less - accumulated depreciation          1,249                -
------------------------------------------------------------------
                                       486,311                -
Construction in progress                   175          419,121
------------------------------------------------------------------
                                      $486,486         $419,121
==================================================================

Note 5 - Long-term debt

     On November 27, 1995, the Company issued $371.5 million worth of notes and bonds to finance the construction of the Casecnan Project. These debts consist of $75.0 million Senior Secured Floating Rate Notes (FRNs) bearing interest at LIBOR plus 3.00% payable in installment through 2002; $125.0 million Senior Secured Series A Notes (Series A Notes) with interest at 11.45% due in 2005; and $171.5 million Senior Secured Series B Bonds (Series B Bonds) with interest at 11.95% due in 2010. For the year ended December 31, 2001, the notes and bonds have effective interest rates of 13.13% and 13.57% for the Series A Notes and Series B Bonds, respectively, inclusive of bond issue cost amortization. The effective interest rate for the FRNs fluctuated between 5.59% and 10.72% in 2001 and was 5.60% at December 31, 2001. Quarterly interest payments for the FRNs commenced on February 15, 1996, and semi-annual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996.

The repayment schedule is as follows (in thousands):

================================================================================
           FRNs     Series A notes         Series B bonds              Total
--------------------------------------------------------------------------------
2002     $26,625      $       -             $   8,575               $  35,200
2003           -         33,750                 7,718                  41,468
2004           -         42,500                 6,860                  49,360
2005           -         48,750                 6,002                  54,752
2006           -              -                36,015                  36,015
2007           -              -                37,730                  37,730
2008           -              -                37,730                  37,730
2009           -              -                13,720                  13,720
2010           -              -                17,150                  17,150
--------------------------------------------------------------------------------
         $26,625       $125,000              $171,500                $323,125
================================================================================

     The securities areor debt of the Company and are secured by an assignment of all revenues that will be received from the Casecnan Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company. The securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any.

     The securities are subject to certain optional and mandatory redemption schemes as provided for in the Trust Indenture. On and after the seventh anniversary of the Closing (as defined in the Trust Indenture) of the Casecnan Project financing, the Series A Notes are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date. The Series B Bonds are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the redemption date plus a premium, calculated to "make whole" to comparable U.S. treasury securities plus 150 basis points. After the completion of the Casecnan Project, the FRN's are subject to optional redemption by the Company, in whole or in part, pro rata at par plus accrued interest, on any FRN interest payment date. The Company also has the option to redeem the Securities, in whole or in part, at par plus accrued interest at any time if, as a result of any change in Philippine tax law or in the application or interpretation of Philippine tax law occurring after the date of issuance of the Securities, the Company is required to pay certain additional amounts described in the Trust Indenture. The Securities are subject to mandatory redemption, pro rata, at par plus accrued interest to the redemption date, (a) upon the receipt by the Company of loss proceeds that exceed $15 million in respect of certain events of property or casualty loss or similar events, unless the funds are to be utilized by the Company for an Approved Restoration Plan; or (b) upon the receipt by the Company of proceeds realized in connection with a Project Agreement Buyout.

     When a Change in Control occurs, each Holder will have the right to require the Company to repurchase all or any part of such Holder's Securities at a cash purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase in accordance with the procedures set forth in the Trust Indenture. There is no assurance that upon a Change in Control the Company will have sufficient funds to repurchase the Securities.

     The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm's length transactions or agreements with affiliates; material change in the Turnkey Construction Contract; sale, lease, or transfer of properties material to the Casecnan Project, among others. In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement with Chemical Trust Company of California (Chemical Trust) and Kiewit (a predecessor shareholder) whereby Chemical Trust acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds which include a Capital Contribution Fund. The Company's stockholders deposited an aggregate capital contribution of approximately US$123.3 million to the fund which was strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds were fully utilized. The contributions are included in the "Additional paid-in capital" account in the balance sheets.

     As of December 31, 2001, MidAmerican held $3.0 million of the outstanding Casecnan FRNs. The purchase of the FRNs by MidAmerican does not release the Company of its obligations.

Note 6 - Deferred income tax asset

     The Company's deferred income tax asset amounting to $5.4 million and $5.7 million (net of valuation allowance of $2.4 million for both years) as of December 31, 2001 and 2000, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs. Valuation allowance is recognized for the portion of deferred income tax asset for which it is more likely than not that the tax benefit will not be realized due to the income tax holiday for six years from the start of commercial operations.

Note 7 - Related party transactions

     In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $34.5 million and $19.0 million at December 31, 2001 and 2000, respectively.

     The Company has $40.8 million of unsecured subordinated notes payable to CE Casecnan Ltd. due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. At December 31, 2001, the effective interest rate on the notes was 6.0%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

Note 8 - Accounts payable and accrued expenses

     Accounts payable and accrued expenses at December 31 consist of the following (in thousands):

===============================================================================
                                                  2001            2000
-------------------------------------------------------------------------------
Accrued contractor's fees                        $1,783           $521
Accrued liquidated damages (Note 9)               1,620              -
Other accounts payable and accrued expenses       1,773            439
-------------------------------------------------------------------------------
                                                 $5,176           $960
===============================================================================

Note 9 - Commitments and contingencies

Replacement contract

     The Casecnan Project was initially constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. On May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

     On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. The delay in completion was attributable in part to the collapse in December 2000 of the Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

     On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a recission of the Replacement Contract and has filed a claim for unspecified quantum meruit damages. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

     On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002.

     Upon the receipt of the working schedule, however, the Company has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Trust Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter"). The ultimate parent company has fully satisfied its obligations under the Shareholder Support Letter.

     The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor was still contractually obligated either to complete the Project by March 31, 2001 or to pay liquidated damages for the delay in completion. As of December 31, 2001, the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

Project transmission line

     Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of December 31, 2001, payable to NIA for 120 days of delay and this was shown as part of accounts payable and accrued expenses in the balance sheets.

Concentration of risk

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

Regulatory environment

     The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 which is aimed at restructuring the power industry, privatization of the National Power Corporation and introduction of a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

Note 10 - Capital stock

     On October 26,  1995,  the  Company  issued  230,148  shares to the current
minority   stockholders  out  of  the  unsubscribed  portion  of  the  Company's authorized capital stock.

     The minority stockholders initially formed a venture to pursue the opportunity of developing a water and energy project in the Casecnan Basin. After securing preliminary indications of interest from the Philippine Government, the minority stockholders sought out the other shareholders to form a new entity capable of financing and building the Casecnan Project. In consideration of their role in initiating the Casecnan Project, delivering the opportunity to the Company and performing development assistance, the minority stockholders retained certain rights to an ownership interest in the Company.

Note 11 - Retirement plan

     The Company has a funded, noncontributory, defined benefit plan covering all of its regular employees. The benefits are based on years of service and compensation on the last year of employment.

     Based on the latest actuarial valuation as of January 1, 2001, the actuarial accrued liability amounted to $75,011 and the fair value of the plan assets amounted to $20,796 resulting to an unfunded actuarial liability of $54,215. The principal actuarial assumptions used to determine retirement benefits included investment yield of 10% and salary increase rate of 11%. The Company's annual contribution to the retirement plan consists of a payment covering the current service cost for the year plus a payment toward funding the actuarial accrued liability.

     The total retirement expense incurred was $80,280 in 2001, $8,278 in 2000 and $13,138 in 1999.

Note 12 - Fair value of financial instruments

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

The methods and assumptions used to estimate fair value are as follows:

Cash, trade receivable, accounts payable and accrued expenses

     The carrying amount reported in the balance sheets for these accounts approximates fair value because of the short maturity and nature of such accounts.

Notes payable

     The carrying amount reported in the balance sheets approximates fair value in the absence of quoted market price.

Long-term debt

     The fair value of the Company's long-term debt is estimated based on quoted market prices of similar types of arrangements.

==============================================================================
                               2001                           2000
------------------------------------------------------------------------------
                      Carrying       Estimated      Carrying      Estimated
     In thousands       value       fair value        value       Fair value
------------------------------------------------------------------------------
Series B Bonds        $171,500      $154,350        $171,500      $156,134
Series A Notes         125,000       115,000         125,000       114,875
FRNs                    26,625        25,028          56,250        53,859
------------------------------------------------------------------------------
                      $323,125      $294,378        $352,750      $324,868
==============================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

PART III

Item 10. Directors and Executive Officers of the Company

     The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

NAME                      AGE                    POSITION

David L. Sokol            45    Director and Chairman
Gregory E. Abel           39    Vice Chairman and President
Patrick J. Goodman        35    Director, Senior Vice President and
                                Chief Financial Officer
Douglas L. Anderson       44    Vice President, General Counsel and
                                Assistant Secretary
David A. Baldwin          37    Director, Vice President and General Manager
Jose Sandejas             64    Director and Corporate Secretary
Marivic Punzalan-Espiritu 33    Director and Assistant Corporate Secretary
Jose Jaime Cruz           31    Director
Scott LaPrairie           44    Director
Linda Castillo            42    Director
James D. Stallmeyer       44    Vice President
Brian K. Hankel           39    Vice President and Treasurer
Paul J. Leighton          48    Assistant Corporate Secretary

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

     Gregory E. Abel. In addition to serving as Vice Chairman and President of the Company, Mr. Abel is President and Chief Operating Officer of MidAmerican. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

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

     Douglas L. Anderson. In addition to serving as Vice President, General Counsel and Assistant Secretary for the Company, Mr. Anderson is Senior Vice President and General Counsel of MidAmerican. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993. Mr. Anderson was a business attorney with Fraser & Stryker in Omaha and prior to that, Mr. Anderson was a principal in the firm Anderson & Anderson.

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

     Jose Sandejas. In addition to serving as a Director and Corporate Secretary of the Company, Mr. Sandejas is a partner with the law firm of Quisumbing Torres
..

     Marivic Punzalan-Espiritu. In addition to serving as a Director and Assistant Corporate Secretary of the Company, Ms. Punzalan-Espiritu is a partner with the law firm of Quisumbing Torres.

     Jose Jaime Cruz. In addition to serving as a Director of the Company, Mr. Cruz is an attorney with the law firm of Quisumbing Torres.

     Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive Officer of the LaPrairie Group of Companies.

     Linda B. Castillo. In addition to serving as a Director of the Company, Ms. Castillo is Corporate Counsel for the Company and certain of its affiliates.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Description of Capital Stock

     As of December 31, 2001, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 Philippine peso ($0.038) per share (the "Common Stock"), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2001 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

     The Trust Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Stockholders

     The following table sets forth information with respect to the shares of common stock owned of record and beneficially by all persons who own of record or are known by the Company to own beneficially more than 5% of the common stock and by all directors and officers of the Company as a group.

                                                   Number Of        % Of Common
Name and Address of Owner                          Shares Owned*    Stock Owned

1.   CE Casecnan, Ltd. (1)                         537,005          70% (2)
     a Bermuda corporation
     c/o Conyers Dill & Pearman
     Clarendon House
     P.O. Box 666
     Hamilton, Bermuda HM CX

2.   LaPrairie Group Contractors                   115,074          15% (3)
     (International), Ltd.
     a Barbados corporation
     c/o P.O. . Box 690C
     Bridgetown, Barbados

3.   San Lorenzo Ruiz Builders                     115,074          15% (3)(4)
     and Developers Group, Inc.
     a Philippine corporation
     Violago Compound
     222 East Rodriguez Avenue
     Quezon City, Philippines

     *In addition, each director of the Company owns one share in the Company as required by Philippine law.

     (1) MidAmerican indirectly owns CE Casecnan, Ltd., a Bermuda corporation which is the registered owner of the shares.

     (2) Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd, has advised the minority shareholders that MidAmerican's ownership interest in the Company will increase to 100%. An initial shareholder has indicated its disagreement with the ownership adjustment and its right to up to a 15% ownership interest and has requested certain information with respect to the project's economics which form the basis of such adjustment. Number of shares owned subject to upward adjustment based on the absence of the timely exercise of the option specified in note (4) below.

     (3) Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd, has advised the minority shareholders that MidAmerican's ownership interest in the Company will increase to 100%. An initial shareholder has indicated its disagreement with the ownership adjustment and its right to up to a 15% ownership interest and has requested certain information with respect to the project's economics which form the basis of such adjustment. Neither of the minority shareholders will have a major role in the development, construction or operation of the Casecnan project.

     (4) During 1998, MidAmerican purchased substantially all of the shares held by San Lorenzo Ruiz Builders and Developers Group Inc.; however, San Lorenzo has an option to repurchase those shares at project completion.

Item 13.  Certain Relationships and Related Transactions

     Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated December 13, 2001 announcing that on December 11, 2001 it achieved commercial operation of the Casecnan combined irrigation and hydroelectric power generation project under the terms of the Project Agreement and that achievement of commercial operation commences the 20 year Cooperation Period under the Project Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 29, 2002.

                  CE CASECNAN WATER AND ENERGY COMPANY, INC.



                  By:   /s/ * Douglas L. Anderson
                        Douglas L. Anderson
                        Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature                             Title                            Date

/s/ David L. Sokol*        Director and Chairman of the Board     March 29, 2002
-------------------
David L. Sokol

/s/ David A. Baldwin*      Vice President & General Manager       March 29, 2002
---------------------      (Principal Executive Officer)
David A. Baldwin

/s/ Patrick J. Goodman*    Director, Senior Vice President        March 29, 2002
-----------------------    and Chief Financial Officer
Patrick J. Goodman         (Principal Financial Officer)

/s/ Linda B. Castillo*     Director                               March 29, 2002
----------------------
Linda B. Castillo

/s/ Marivic Espiritu*      Director                               March 29, 2002
---------------------

/s/ Jose Jaime Cruz*       Director                               March 29, 2002
--------------------
Jose Jaime Cruz

/s/ Jose R. Sandejas*      Director                               March 29, 2002
---------------------
Jose R. Sandejas

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

     4.11 Notification, dated as of November 27, 1995, from the Company to Korea FirstBank, of the assignment of the Irrevocable Letter of Credit (incorporated by reference to Exhibit 4.11 to the Company's Form S-4).


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

     24 Power of Attorney

                                POWER OF ATTORNEY


     The undersigned, a member of the Board of Directors and/or as Officer of CE CASECNAN WATER AND ENERGY COMPANY, INC., a corporation registered in the Republic of the Philippines (the "Company"), hereby constitutes and appoints Douglas L. Anderson and Paul J. Leighton and each of them as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for and in his/her stead, in any and all capacities, to sign on his/her behalf the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2001 and to execute any amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the United States Securities and Exchange Commission and applicable stock exchanges, with the full power and authority to do and perform each and every act and thing necessary or advisable to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Dated as of March 29, 2002.

/s/ David L. Sokol
DAVID L. SOKOL


/s/ Patrick J. Goodman                      /s/ David A. Baldwin
PATRICK J. GOODMAN                          DAVID A. BALDWIN


/s/ Marivic Espiritu                       /s/ Jose Jaime Cruz
MARIVIC ESPIRITU                           JOSE JAIME CRUZ


/s/ Linda B. Castillo                      /s/ Jose R. Sandejas
LINDA B. CASTILLO                          JOSE R. SANDEJAS