Form 10-Q
period 2002-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2002-05-15
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ______________________

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                 MARCH 31, 2002

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

     767,162 shares of Common Stock, $0.038 par value were outstanding as of May 13, 2002.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                                 March 31, 2002
                                  _____________

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

Report of Independent Public Accountants                                  3

Balance Sheets, March 31, 2002 and December 31, 2001                      4

Statements of Income for the Three Months Ended
March 31, 2002 and 2001                                                   5

Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001                                                   6

Notes to Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                               17
Item 2.  Changes in Securities                                           17
Item 3.  Defaults on Senior Securities                                   17
Item 4.  Submission of Matters to a Vote of Security Holders             17
Item 5.  Other Information                                               17
Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                               18

Report of Independent Accountants

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.



     We have reviewed the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of March 31, 2002 and the related statements of income and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance  with  standards  established  by the
American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited in accordance with auditing standards generally accepted in the United State of America, the balance sheet as of December 31, 2001, and the related statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 2001, is fairly stated in all material aspects in relation to the balance sheet from which it has been derived.

JOAQUIN CUNANAN & CO.



Makati City, Philippines
May 13, 2002

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS
             (Amounts in thousands U.S. Dollars, except share data)

================================================================================
                                                         March 31,  December 31,
                                                           2002        2001
                                                        (Unaudited)  (Audited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
     Cash                                                $  1,788     $  1,078
     Trade receivable, net (Note 2)                        23,008        8,012
     Accrued interest and other receivable                     27           19
      Restricted cash                                       7,832           --
     Prepaid expenses and other current assets              2,877        1,894
-------------------------------------------------------------------------------
         Total current assets                              35,532       11,003
Restricted cash and investments                             6,150        5,978
Bond issue costs, net                                       6,338        6,712
Property, plant and equipment, net                        479,654      486,486
Deferred income tax                                         5,371        5,371
-------------------------------------------------------------------------------
                                                         $533,045     $515,550
===============================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses               $  8,387     $  5,176
     Accrued interest                                      13,216        5,014
     Payable to affiliates (Note 3)                        33,914       34,507
     Current portion of long-term debt (Note 4)            35,200       35,200
-------------------------------------------------------------------------------
         Total current liabilities                         90,717       79,897
-------------------------------------------------------------------------------
Notes payable (Note 3)                                     40,763       40,763
-------------------------------------------------------------------------------
Long-term debt, net of current portion                    287,925      287,925
-------------------------------------------------------------------------------
Commitments and contingencies (Note 5)
-------------------------------------------------------------------------------
Stockholders' equity
     Capital stock
         Authorized - 2,148,000 shares at one Philippine
                      peso ($0.038) par value per share
         Issued and outstanding - 767,162 shares               29           29
     Additional paid-in capital                           123,807      123,807
     Accumulated deficit                                  (10,196)     (16,871)
-------------------------------------------------------------------------------
                                                          113,640      106,965
-------------------------------------------------------------------------------
                                                         $533,045     $515,550
===============================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                              STATEMENTS OF INCOME
             (Amounts in thousands U.S. Dollars, except share data)
                                   (Unaudited)

===============================================================================
                                                        Three Months Ended
                                                              March 31
                                                 ------------------------------
                                                        2002            2001
-------------------------------------------------------------------------------
  Revenues
     Delivery of water                             $  18,488        $     --
     Sale of electricity                               9,094              --
-------------------------------------------------------------------------------
                                                      27,582              --
-------------------------------------------------------------------------------
  Operating expenses
     Depreciation                                      6,140              --
     Plant operations                                  1,737             216
     Doubtful accounts expense                         2,260              --
-------------------------------------------------------------------------------
                                                      10,137             216
-------------------------------------------------------------------------------
  Operating income (loss)                             17,445            (216)
-------------------------------------------------------------------------------
  Other income (expenses)
     Interest income                                      34             738
     Interest expense                                (10,797)        (11,428)
     Capitalized interest                                 --          11,428
     Other expense                                        (7)             --
-------------------------------------------------------------------------------
                                                     (10,770)            738
-------------------------------------------------------------------------------
  Income before provision for income tax               6,675             522
  Provision for deferred income tax                       --            (117)
-------------------------------------------------------------------------------
  Net income                                       $   6,675       $     405
===============================================================================

  Net income per share                                $8.70           $0.53
===============================================================================
===============================================================================

  Average number of common shares outstanding        767,162         767,162
===============================================================================


   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                       (Amounts in thousands U.S. Dollars)
                                   (Unaudited)

================================================================================
                                                             Three Months Ended
                                                                  March 31
                                                            --------------------
                                                                2002     2001
--------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                $  6,675  $    405
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                             6,140        --
       Amortization of bond issue costs                           374       401
       Provision for deferred income tax                           --       117
   Changes in current assets and current liabilities:
       Increase in trade receivable                           (14,996)       --
       Decrease (increase) in accrued interest and
         other receivable                                          (8)      302
       Decrease in prepaid expenses and other current assets      342        --
       Increase in accounts payable and accrued expenses        3,211     1,070
       Increase (decrease) in accrued interest                  8,202      (499)
--------------------------------------------------------------------------------
   Net cash provided by operating activities                    9,940     1,796
--------------------------------------------------------------------------------
Cash flows from investing activities
   Additions to development and construction costs               (633)  (17,394)
   Increase (decrease) in restricted cash and investments      (8,004)    4,095
   Increase in accounts payable and accrued expenses
      related to development and construction costs                --     9,415
--------------------------------------------------------------------------------
   Net cash used in investing activities                       (8,637)   (3,884)
--------------------------------------------------------------------------------
Cash flows from financing activities
   Increase (decrease) in payable to affiliates                  (593)    2,121
--------------------------------------------------------------------------------
Net increase in cash                                              710        33
   Cash at beginning of period                                  1,078       703
--------------------------------------------------------------------------------
   Cash at end of period                                     $  1,788  $    736
================================================================================
Supplemental disclosure of cash flow information
   Interest paid during the period
     (net of amount capitalized)                             $  1,834  $ (9,950)
================================================================================

   The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002


Note 1 - General

     In the opinion of the management of CE Casecnan Water and Energy Company, Inc. (CE Casecnan or the Company), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The Casecnan Project commenced commercial operations on December 11, 2001. Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company (MidAmerican), through its wholly owned indirect subsidiary CE Casecnan Ltd., has advised the minority shareholders that MidAmerican's ownership interest in the Company will increase to 100%. An initial shareholder has indicated its disagreement with the ownership adjustment and its right to up to a 15% ownership interest and has requested certain information with respect to the project's economics which form the basis of such adjustment.

     The Company's operations have been in one reportable segment, the domestic water and electricity generation industry.

Note 2 - Trade receivable

     Trade receivable pertains to a receivable from the Philippine National Irrigation Administration (NIA) for water delivered to NIA and the electricity generated and delivered by the Company to the Philippine National Power Corporation (NPC) on behalf of NIA.

Trade receivable as of March 31, 2002 and December 31, 2001 consists of (in thousands):

==============================================================================
                                              March 31,       December 31,
                                                2002              2001
------------------------------------------------------------------------------
Water delivery fee                            $19,080           $4,474
Guaranteed energy delivery fee                  6,709            2,059
Excess energy delivery fee                         --            2,000
------------------------------------------------------------------------------
                                               25,789            8,533
Less - allowance for doubtful accounts          2,781              521
------------------------------------------------------------------------------
                                              $23,008           $8,012
==============================================================================

     NIA has paid all amounts invoiced and due for water and energy delivery fees under the Project Agreement as of March 31, 2002, but has not paid the tax reimbursement portion of the invoices. The tax reimbursement amount could add approximately 30% to each invoice payment. This amount was not assumed in any revenue calculations at the time the Securities were issued and accordingly, failure to receive these amounts should not adversely impact the Company's ability to make regularly scheduled principal and interest payments on the Securities. The Company is in discussions with NIA and representatives of the Philippine Government regarding the tax reimbursement amounts.

Note 3 - Related party transactions

     In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $33.9 million and $34.5 million at March 31, 2002 and December 31, 2001, respectively.

     The Company has $40.8 million of unsecured subordinated notes payable to CE Casecnan Ltd. due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Any overdue amounts of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

Note 4 - Current portion of long-term debt

     Floating Rate Notes (FRNs) of $13.5 million and Series B Bonds of $4.3 million will become due and payable on May 15, 2002 and additional $13.1 million FRNs and $4.3 million Series B Bonds will be due and payable on November 15, 2002.

Note 5 - Commitments and contingencies

Replacement contract

     On May 7, 1997, the Company entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (Replacement Contract). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the Contractor).

     On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. The delay in completion was attributable in part to the collapse in December 2000 of the Casecnan Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

     Upon the receipt of the working schedule, the Company sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Trust Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (Shareholder Support Letter). The ultimate parent company has fully satisfied its obligations under the Shareholder Support Letter.

     The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor was still contractually obligated either to complete the Project by March 31, 2001 or to pay liquidated damages for the delay in completion. As of March 31, 2002, the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

     On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a rescission of the Replacement Contract and has filed a claim for unspecified quantum meruit damages. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

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

Project transmission line

     Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of March 31, 2002, payable to NIA for 120 days of delay and this was shown as part of accounts payable and accrued expenses in the balance sheets.

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

Note 6 - Other footnote information

     Reference is made to the Company's December 31, 2001 audited financial statements included in Form 10-K that provides information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the financial statements included in the report.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands)


Results of Operations

     The Casecnan Project commenced commercial operations on December 11, 2001.

     The revenue of $27,582 for the quarter ended March 31, 2002 consists of revenue for the delivery of water and generation and delivery of electrical energy. Revenue from delivery of water and generation and delivery of electrical energy are 67% and 33%, respectively, of the total revenue. Revenue from sale of electrical energy consists only of guaranteed energy delivery fees. The prevailing dry season resulted in zero excess energy deliveries.

     Depreciation expense of $6,140 was charged in the first quarter of 2002.

     Plant operations of $1,737 and $216 were incurred in the first quarter of 2002 and 2001, respectively. The increase in 2002 resulted from the commencement of commercial operations of the Casecnan Project on December 11, 2001.

     Doubtful accounts expense of $2,260 in the first quarter of 2002 is based on the Company's assessment of the collectibility of customer accounts.

     Interest income consists of income on cash and restricted investments. Interest income decreased in the first quarter of 2002 to $34 from $738 in the same period in 2001, a 95.4% decrease. This decrease is primarily due to lower cash balances.

     Interest expense inclusive of bond issue costs in the first quarter of 2002 was $10,797 compared to $11,428 for the same period in 2001, a 5.5% decrease. The decrease in interest expense resulted from reduced indebtedness.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Notes 2 to the financial statements included in the report on Form 10-K describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

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

Liquidity and Capital Resources

     CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005, $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Senior Secured Floating Rate Notes due 2002 (Securities), pursuant to an indenture (Trust Indenture) dated November 27, 1995, as amended to date.

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

     The Securities are subject to certain optional and mandatory redemption provisions as defined in the Trust Indenture. The Securities contain customary events of default and restrictive covenants.

Replacement contract

     On May 7, 1997, the Company entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (Replacement Contract). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the Contractor).

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

     Upon the receipt of the working schedule, the Company sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Trust Indenture. In connection with the revised schedule, the ultimate parent company of CE Casecnan agreed to make available up to $11,600 of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (Shareholder Support Letter). The ultimate parent company has fully satisfied its obligations under the Shareholder Support Letter.

     The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor was still contractually obligated either to complete the Project by March 31, 2001 or to pay liquidated damages for the delay in completion. As of March 31, 2002, the Company has received approximately $6,000 of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

     On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4,000 it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62,000 for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a rescission of the Replacement Contract and has filed a claim for unspecified quantum meruit damages. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

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

Project transmission line

     Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5.5 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13.5 per day for each day of delay in completion beyond November 27, 2000. The Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Project's metering equipment. Accordingly, the Company has accrued $1,620 for liquidated damages as of March 31, 2002, payable to NIA for 120 days of delay and this was shown as part of accounts payable and accrued expenses in the balance sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

     Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (Reform Act). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

CE CASECNAN WATER AND ENERGY COMPANY, INC.



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

     See Note 5 to the financial statements.

Item 2 - Changes in Securities.

     Not applicable.

Item 3 - Defaults on Senior Securities.

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5 - Other Information.

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

         None.

         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: May 15, 2002             /s/  Patrick J. Goodman
                               Patrick J. Goodman
                               Senior Vice President & Chief Financial Officer