Form 10-Q
period 2002-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2002-08-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                  JUNE 30, 2002

                           COMMISSION FILE NO. 333-608

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                   PHILIPPINES                         Not Applicable
      -----------------------------------           --------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

      24th Floor, 6750 Building, Ayala Avenue
      Makati, Metro Manila Philippines                 Not Applicable
      -------------------------------------------   --------------------
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

Former name, former address and former fiscal year, if changed since last report. Not Applicable
        ---------------

767,162 shares of Common Stock, $0.038 par value were outstanding as of July 9, 2002.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                                  June 30, 2002
                                  -------------

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                             Page
------------------------------

Item 1.           Financial Statements

Report of Independent Public Accountants                                      3

Balance Sheets, June 30, 2002 and December 31, 2001                           4

Statements of Income for the Three and Six Months Ended
June 30, 2002 and 2001                                                        5

Statements of Cash Flows for the Six Months Ended
June 30, 2002 and 2001                                                        6

Notes to Financial Statements                                                 7

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    12

PART II:  OTHER INFORMATION

Item 1.         Legal Proceedings                                            19
-------
Item 2.         Changes in Securities                                        19
-------
Item 3.         Defaults on Senior Securities                                19
-------
Item 4.         Submission of Matters to a Vote of Security Holders          19
-------
Item 5.         Other Information                                            19
-------
Item 6.         Exhibits and Reports on Form 8-K                             19
-------

Signatures                                                                   20

Report of Independent Accountants

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.



We have reviewed the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of June 30, 2002 and 2001 and the related statements of income for the three and six months ended June 30, 2002 and 2001 and of cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




Makati City, Philippines
July 9, 2002

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS
             (Amounts in thousands U.S. Dollars, except share data)

===============================================================================
                                                    June 30,      December 31,
                                                      2002            2001
                                                  (Unaudited)      (Audited)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   A S S E T S
Current assets:
     Cash                                        $  5,004         $    1,078
     Trade receivable, net                         24,850              8,012
     Accrued interest and other receivables         6,560              6,601
      Restricted cash                               4,238              -
     Prepaid expenses and other current assets      2,868              3,285
---------------------------------------------------------- -------------------
---------------------------------------------------------- -------------------
         Total current assets                      43,520             18,976
Restricted cash and investments                     5,978              5,978
Bond issue costs, net                               5,965              6,712
Property, plant and equipment, net                456,033            466,455
Deferred income tax                                 5,371              5,371
Other assets                                        8,613             11,700
---------------------------------------------------------- -------------------
                                                 $525,480           $515,192
========================================================== ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses       $  4,971         $    4,626
     Accrued interest                               4,367              5,014
     Payable to affiliates                         36,712             34,699
     Current portion of long-term debt             38,146             35,200
---------------------------------------------------------- -------------------
         Total current liabilities                 84,196             79,539
---------------------------------------------------------- -------------------
Notes payable                                      51,263             40,763
---------------------------------------------------------- -------------------
Long-term debts, net of current portion           267,191            287,925
---------------------------------------------------------- -------------------
Commitments and contingencies (Note 5)
---------------------------------------------------------- -------------------
Stockholders' equity
     Capital stock
         Authorized - 2,148,000 shares at one Philippine peso
                ($0.038) par value per share
         Issued and outstanding - 767,162 shares       29                 29
     Additional paid-in capital                   123,807            123,807
     Accumulated deficit                           (1,006)           (16,871)
---------------------------------------------------------- -------------------
                                                  122,830            106,965
---------------------------------------------------------- -------------------
                                                 $525,480         $  515,192
========================================================== ===================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                              STATEMENTS OF INCOME
             (Amounts in thousands U.S. Dollars, except share data)
                                   (Unaudited)

  ====================================================================================================
                                                 Three Months Ended               Six Months Ended
                                                       June 30                         June 30
                                           -----------------------------------------------------------
                                           -----------------------------------------------------------
                                                2002            2001           2002           2001
  ----------------------------------------------------------------------------------------------------
    Revenues
       Delivery of water                    $   21,294     $      -        $    39,782    $      -
       Sale of electricity                       9,095            -             18,189           -
  ----------------------------------------------------------------------------------------------------
                                                30,389            -             57,971           -
  ----------------------------------------------------------------------------------------------------
    Operating expenses
       Depreciation                              5,599            -             11,739           -
       Plant operations                          2,330            215            4,067           431
       Doubtful accounts expense                 2,625            -              4,885           -
  ----------------------------------------------------------------------------------------------------
                                                10,554            215           20,691           431
  ----------------------------------------------------------------------------------------------------
    Operating income (loss)                     19,835           (215)          37,280          (431)
  ----------------------------------------------------------------------------------------------------
    Other income (expenses)
       Interest income                              62            131               96           869
       Interest expense                        (10,707)       (11,224)         (21,504)      (22,652)
       Capitalized interest                      -             11,224            -            22,652
       Other expense                             -                -                 (7)          -
  ----------------------------------------------------------------------------------------------------
                                               (10,645)           131          (21,415)          869
  ----------------------------------------------------------------------------------------------------
    Income (loss) before income taxes            9,190            (84)          15,865           438
    Income tax benefit (expense)                 -                 19            -               (98)
  ----------------------------------------------------------------------------------------------------
    Net income (loss)                      $     9,190     $      (65)     $    15,865    $      340
  ====================================================================================================

    Net income (loss) per share            $     11.98         ($0.09)     $     20.68    $     0.44
  ====================================================================================================

    Average number of common shares
        outstanding                            767,162        767,162          767,162       767,162
  =====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                       (Amounts in thousands U.S. Dollars)
                                   (Unaudited)

========================================================================================================================
                                                                                              Six Months Ended
                                                                                                   June 30
                                                                                      ----------------------------------
                                                                                      ----------------------------------
                                                                                            2002             2001
------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities
     Net income                                                                            $  15,865     $        340
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation                                                                         11,739            -
         Amortization of bond issue costs                                                        747              802
         Provision for income taxes                                                               -                98
     Changes in current assets and current liabilities:
         Increase in trade receivable                                                        (16,838)           -
         Decrease in accrued interest and other receivables                                       41              579
         Decrease (increase) in prepaid expenses and other current assets                        417              (47)
         Increase in accounts payable and accrued expenses                                       345               21
         Decrease in accrued interest                                                           (647)            (204)
         Increase in payable to affiliates related to operations                               2,013            -
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                13,682            1,589
------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities
     Additions to development and construction costs                                          (1,317)         (36,434)
     Decrease in restricted cash and investments                                                   -           45,349
     Decrease (increase) in other assets                                                       3,087             (805)
     Decrease in accounts payable and accrued expenses
        related to development and construction costs                                             -              (376)
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                       1,770            7,734
------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities
     Increase in restricted cash and investments                                              (4,238)               -
     Increase in payable to affiliates related to construction                                 -                5,652
     Repayment of bonds payable                                                              (17,788)         (14,625)
     Increase in notes payable                                                                10,500            -
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                   (11,526)          (8,973)
------------------------------------------------------------------------------------------------------------------------
  Net increase in cash                                                                         3,926              350
  Cash at beginning of period                                                                  1,078              703
------------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                                    $   5,004     $      1,053
========================================================================================================================


   The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002


Note 1 - General

In the opinion of the management of CE Casecnan Water and Energy Company, Inc. (CE Casecnan or the Company), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Trade receivable as of June 30, 2002 and December 31, 2001 consists of (in thousands):

========================================================== ==================
                                                June 30,    December 31, 2001
                                                  2002
---------------------------------------------------------- ------------------
---------------------------------------------------------- ------------------
Water delivery fee                              $26,580             $4,474
Guaranteed energy delivery fee                    3,676              2,059
Excess energy delivery fee                            -              2,000
---------------------------------------------------------- ------------------
                                                 30,256              8,533
Less - allowance for doubtful accounts            5,406                521
---------------------------------------------------------- ------------------
                                                $24,850             $8,012
========================================================== ==================

NIA has not paid the tax reimbursement portion of the amounts due for water delivery fees under the Project Agreement as of June 30, 2002 of $19.6 million. The Company is in discussions with NIA and representatives of the Philippine Government regarding the tax reimbursement amounts.

Note 3 - Related  party transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $36.7 million and $34.7 million at June 30, 2002 and December 31, 2001, respectively.

The Company has $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd. due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Any overdue amounts of principal or interest payable on the notes shall bear interest at the stated rate plus two (2%) percent. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise on such notes are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

Note 4 - Current portion of long-term debt

Floating Rate Notes (FRNs) of $13.1 million and Series B Bonds of $4.3 million will become due and payable on November 15, 2002 and an additional $16.9 million Series A and $3.8 million Series B Bonds will be due and payable on May 15, 2003.

Note 5 - Commitments and contingencies

Construction contract arbitration

On May 7, 1997, the Company entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (Construction Contract). The work under the Construction Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the Contractor).

On November 20, 1999, the Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. The delay in completion was attributable in part to the collapse in December 2000 of the Casecnan Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

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

The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Construction Contract, and the Contractor was still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay liquidated damages for the delay in completion. As of June 30, 2002, the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also sought compensation for alleged additional costs of approximately $4.0 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62.0 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a rescission of the Construction Contract and has filed a claim for unspecified quantum meruit damages. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. On April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002. The Company is awaiting the arbitration tribunal's ruling.

Shareholder Agreement litigation

The Casecnan Project commenced commercial operations on December 11, 2001. Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project prepared following commencement of commercial operations, MidAmerican Energy Holdings Company (MidAmerican), through its wholly owned indirect subsidiary CE Casecnan Ltd., has advised the minority shareholder LaPrairie Group Contractors (International) Ltd. (LPG) that MidAmerican's ownership interest in the Company will increase to 100%. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. The Company is not named as a defendant. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the Shareholder Agreement and alleged breaches of fiduciary duties allegedly owed by MidAmerican and CE Casecnan Ltd. to LPG. The complaint also seeks injunctive relief against all the defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in the Company. The Company does not expect any material financial impact as a result of this litigation.

Project transmission line

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Project transmission line was completed on August 13, 2001 when NIA completed the installation and testing of the Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of June 30, 2002, payable to NIA for 120 days of delay. This is included in accounts payable and accrued expenses in the related balance sheets.

Concentration of risk

NIA's payments under the Project Agreement will be substantially denominated in United States Dollars and are expected to be the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines in July 2002, the Casecnan Project (together with four other projects) has reportedly been identified as raising legal and financial questions and, with those other contracts, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared, before a Philippine Senate committee which has raised questions and made allegations with respect to the Project's tariff structure and implementation. The Company expects that these hearings will continue, although their exact scope and nature is difficult to assess. The Company has and intends to continue to respond to such questions and to vigorously defend the Project against any allegations which may be made. The Company believes the allegations made with respect to the Project to be without merit. To the extent disputes arise under the Project Agreement with respect to the Company's obligations, rights and remedies thereunder, such disputes will be determined by international arbitration in a neutral forum conducted in accordance with the rules of the International Chamber of Commerce.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The Casecnan Project commenced commercial operations on December 11, 2001.

The revenue of $30.4 million for the three months and $58.0 million for the six months ended June 30, 2002 consists of revenue for the delivery of water and delivery of electrical energy. Revenue from delivery of water and delivery of electrical energy are 70% and 30%, respectively, of the total revenue for this quarter. Revenue from sales of electrical energy consists only of guaranteed energy delivery fees. The prevailing dry season resulted in zero excess energy deliveries.

Depreciation expense for the three and six months ended June 30, 2002 was $5.6 million and $11.7 million, respectively.

Plant operation costs of $2.3 million and $0.2 million were incurred during the three months ended June 30, 2002 and 2001, respectively. Plant operation costs for the six months ended June 30, 2002 and 2001 were $4.1 million and $0.4 million, respectively. The increase in costs in 2002 resulted from the commencement of commercial operations of the Casecnan Project on December 11, 2001.

Doubtful accounts expense was $2.6 million and $4.9 million in the three and six months ended June 30, 2002, respectively. The doubtful accounts expense was based on the Company's assessment of the collectibility of the accounts receivable.

Interest income consists of income on cash and restricted investments. Interest income decreased in the second quarter of 2002 to $62 thousand from $131 thousand in the same period in 2001. Interest income was $0.1 million and $0.9 million, respectively for the six months ended June 30, 2002 and 2001. These decreases are primarily due to lower cash balances.

Interest expense inclusive of bond issue costs in the second quarter of 2002 was $10.7 million compared to $11.2 million for the same period in 2001, a 4.6% decrease. Year to date interest expense was $21.5 million in 2002, compared to $22.7 million for the same period in 2001, a 5.1% decrease. The decrease in interest expense resulted from scheduled repayments of principal of the Company's Floating Rate Notes and Series B bonds, offset in part by the issuance of unsecured subordinated notes to CE Casecnan, Ltd.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the financial statements included in the report on Form 10-K describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, income taxes and impairment of long-lived assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of a specific customer's account. This assessment requires judgment regarding the ability of the customer to repay the amounts owed to the Company. Any change in the Company's assessment of the collectibility of accounts receivable that was not previously provided for could significantly impact the calculation of such allowance and the results of operations.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could affect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value which is based on discounted estimated cash flows from the future use of the asset.

The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management's plans, the determination of the useful life of the assets and technology change in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations.

Liquidity and Capital Resources

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125.0 million of its 11.45% Senior Secured Series A Notes due 2005, $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 and $75.0 million of its Senior Secured Floating Rate Notes due 2002 (Securities), pursuant to an indenture (Trust Indenture) dated November 27, 1995, as amended to date.

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

CE Casecnan has received $51.3 million from its parent, CE Casecnan Ltd. and issued unsecured subordinated notes payable, the proceeds from which were used primarily to finance the interest and principal payments for the notes and bonds.

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of December 31, 2001, the Company also received $6.0 million of liquidated damages from demands made on demand guarantees posted by Commerzbank on behalf of the Contractor.

The cash flow from operations for the six months ended June 30, 2002 is $13.7 million. The majority of the cash flow from operations came from the collections of water delivery fees and guaranteed energy fees of $37.7 million, partially offset by interest payments on the Securities.

The Company expects to spend $2.7 million for capital expenditures for 2002.

Due to the combined effect of the delay in the Project entering commercial operation, the failure to receive delay liquidated damages from the Contractor and NIA's failure to pay the tax reimbursement portion of the water delivery fee, the Company's ability to make principal and interest payments on the Securities on November 15, 2002 will be contingent on rainfall through September being at or near the levels expected by the hydrology model and on receiving the resultant excess energy delivery fees.

Construction contract arbitration

On May 7, 1997, the Company entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (Construction Contract). The work under the Construction Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the Contractor).

On November 20, 1999, the Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture. In January 2001, the Company received a new working schedule from the Contractor that showed a completion date of August 31, 2001. The delay in completion was attributable in part to the collapse in December 2000 of the Casecnan Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

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

The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Construction Contract, and the Contractor was still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay liquidated damages for the delay in completion. As of March 31, 2002, the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also sought compensation for alleged additional costs of approximately $4.0 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On

April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62.0 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a rescission of the Construction Contract and has filed a claim for unspecified quantum meruit damages. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. On April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002. The Company is awaiting the arbitration tribunal's ruling.

Shareholder Agreement litigation

The Casecnan Project commenced commercial operations on December 11, 2001. Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project prepared following commencement of commercial operations, MidAmerican Energy Holdings Company (MidAmerican), through its wholly owned indirect subsidiary CE Casecnan Ltd., has advised the minority shareholder LaPrairie Group Contractors (International) Ltd. (LPG) that MidAmerican's ownership interest in the Company will increase to 100%. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. The Company is not named as a defendant. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the Shareholder Agreement and alleged breaches of fiduciary duties allegedly owed by MidAmerican and CE Casecnan Ltd. to LPG. The complaint also seeks injunctive relief against all the defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in the Company. The Company does not expect any material financial impact as a result of this litigation.

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

Concentration of risk

NIA's payments under the Project Agreement will be substantially denominated in United States Dollars and are expected to be the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, in July 2002 the Casecnan Project (together with four other projects) has reportedly been identified as raising legal and financial questions and with those other contracts has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company.

Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared, before a Philippine Senate committee which has raised questions and made allegations with respect to the Project's tariff structure and implementation. The Company expects that these hearings will continue, although their exact scope and nature is difficult to assess. The Company has and intends to continue to respond to such questions and to vigorously defend the Project against any allegations which may be made. The Company believes the allegations made with respect to the Project to be without merit. To the extent disputes arise under the Project Agreement with respect to the Company's obligations, rights and remedies thereunder, such disputes will be determined by international arbitration in a neutral forum conducted in accordance with the rules of the International Chamber of Commerce.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (Reform
Act). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition as discussed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company assumes no responsibility to update forward-looking information contained herein.

CE CASECNAN WATER AND ENERGY COMPANY, INC.



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.
------
     See Note 5 to the financial statements.

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



                                    CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: August 14, 2002         /s/  Patrick J. Goodman
                              --------------------------------------------
                              Patrick J. Goodman
                              Senior Vice President & Chief Financial Officer