Form 10-Q
period 2002-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2002-11-14
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                               SEPTEMBER 30, 2002

                           COMMISSION FILE NO. 333-608

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

              PHILIPPINES                                    Not Applicable
 -----------------------------------                      --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 24th Floor, 6750 Building, Ayala Avenue
 Makati, Metro Manila Philippines                            Not Applicable
 ---------------------------------------------            --------------------
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

767,162 shares of Common Stock, $0.038 par value were outstanding as of November 13, 2002.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                    Form 10-Q

                               September 30, 2002
                                  -------------

                                 C O N T E N T S

PART I:  FINANCIAL INFORMATION                                            Page
------------------------------

Item 1.           Financial Statements
-------

Report of Independent Public Accountants                                    3

Balance Sheets, September 30, 2002 and December 31, 2001                    4

Statements of Income for the Three and Nine Months Ended
September 30, 2002 and 2001                                                 5

Statements of Cash Flows for the Nine Months Ended
September 30, 2002 and 2001                                                 6

Notes to Financial Statements                                               7

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations                             13

Item 3.  Quantitative and Qualitative Disclosures on Market Risk           22
-------

Item 4.  Controls and Procedures                                           22
-------

PART II:  OTHER INFORMATION
---------------------------

Item 1.         Legal Proceedings                                          23
-------
Item 2.         Changes in Securities                                      23
-------
Item 3.         Defaults on Senior Securities                              23
-------
Item 4.         Submission of Matters to a Vote of Security Holders        23
-------
Item 5.         Other Information                                          23
-------
Item 6.         Exhibits and Reports on Form 8-K                           23
-------

Signatures                                                                 24

Officer Certifications                                                     25

Report of Independent Accountants

To the Board of Directors and Stockholders of CE CASECNAN WATER AND ENERGY COMPANY, INC.



We have reviewed the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of September 30, 2002 and the related statements of income for the three and nine months ended September 30, 2002 and 2001 and of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




Makati City, Philippines
November 7, 2002


                                      (3)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS
             (Amounts in thousands U.S. Dollars, except share data)

=======================================================================================
                                                            September 30,  December 31,
                                                               2002           2001
                                                             (Unaudited)    (Audited)
---------------------------------------------------------------------------------------


                                   A S S E T S
                                   -----------
Current assets:
  Cash                                                        $   5,446    $   1,078
  Trade receivable, net                                          41,365        8,012
  Accrued interest and other receivables                          6,691        6,601
  Restricted cash                                                15,957            -
  Prepaid expenses and other current assets                       4,353        3,285
------------------------------------------------------------------------------------
    Total current assets                                         73,812       18,976
Restricted cash and investments                                   5,978        5,978
Bond issue costs, net                                             5,591        6,712
Property, plant and equipment, net                              451,541      466,455
Deferred income tax                                               5,371        5,371
Other assets                                                      7,118       11,700
------------------------------------------------------------------------------------
                                                              $ 549,411    $ 515,192
====================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                       $   5,507    $   4,626
  Accrued interest                                               12,939        5,014
  Payable to affiliates                                          34,616       34,699
  Current portion of long-term debt                              38,146       35,200
------------------------------------------------------------------------------------
    Total current liabilities                                    91,208       79,539
------------------------------------------------------------------------------------
Notes payable                                                    51,263       40,763
------------------------------------------------------------------------------------
Long-term debt, net of current portion                          267,191      287,925
------------------------------------------------------------------------------------
Commitments and contingencies (Note 5)
------------------------------------------------------------------------------------
Stockholders' equity
  Capital stock
    Authorized - 2,148,000 shares at one Philippine peso
      ($0.038) par value per share
    Issued and outstanding - 767,162 shares                          29           29
    Additional paid-in capital                                  123,807      123,807
    Retained earnings/(accumulated deficit)                      15,913      (16,871)
------------------------------------------------------------------------------------
                                                                139,749      106,965
------------------------------------------------------------------------------------
                                                              $ 549,411    $ 515,192
====================================================================================

   The accompanying notes are an integral part of these financial statements.

                                      (4)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                              STATEMENTS OF INCOME
             (Amounts in thousands U.S. Dollars, except share data)
                                   (Unaudited)

================================================================================================
                                               Three Months Ended         Nine Months Ended
                                                  September 30               September 30
                                             ---------------------------------------------------
                                                2002          2001         2002           2001
------------------------------------------------------------------------------------------------
Revenues
  Delivery of water                          $  20,480      $      -     $  60,262      $      -
  Sale of electricity                           18,660             -        36,849             -
------------------------------------------------------------------------------------------------
                                                39,140             -        97,111             -
------------------------------------------------------------------------------------------------
Operating expenses
  Depreciation                                   5,844             -        17,583             -
  Plant operations                               2,638           312         6,705           743
  Doubtful accounts expense                      3,177             -         8,062             -
------------------------------------------------------------------------------------------------
                                                11,659           312        32,350           743
------------------------------------------------------------------------------------------------
Operating income (loss)                         27,481          (312)       64,761          (743)
------------------------------------------------------------------------------------------------
Other income (expenses)
  Interest income                                   62            89           158           958
  Interest expense                             (10,602)      (10,713)      (32,106)      (33,365)
  Capitalized interest                               -        10,713             -        33,365
  Other expense                                    (22)            -           (29)            -
------------------------------------------------------------------------------------------------
                                               (10,562)           89       (31,977)          958
------------------------------------------------------------------------------------------------
Income (loss) before income taxes               16,919          (223)       32,784           215
Income tax benefit (expense)                         -            50             -           (48)
------------------------------------------------------------------------------------------------
Net income (loss)                            $  16,919     $    (173)    $  32,784     $     167
================================================================================================

Net income (loss) per share                  $   22.05     $   (0.23)    $   42.73     $    0.22
==================================================================================================

Average number of common shares outstanding    767,162       767,162       767,162       767,162
==================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                      (5)

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                       (Amounts in thousands U.S. Dollars)
                                   (Unaudited)

===============================================================================================
                                                                             Nine Months Ended
                                                                               September 30
                                                                          ---------------------
                                                                             2002        2001
-----------------------------------------------------------------------------------------------
  Cash flows from operating activities
     Net income                                                           $ 32,784     $    167
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation                                                       17,583            -
         Amortization of bond issue costs                                    1,121        1,203
         Provision for deferred income taxes                                     -           48
     Changes in current assets and current liabilities:
         Increase in trade receivable                                      (33,353)           -
         (Increase) decrease in accrued interest and other receivables         (90)         525
         Increase in prepaid expenses and other current assets              (1,068)         (65)
         Increase (decrease) in accounts payable and accrued expenses          881          (96)
         Increase in accrued interest                                        7,925        9,316
         Decrease in payable to affiliates                                     (83)           -
-----------------------------------------------------------------------------------------------
     Net cash provided by operating activities                              25,700       11,098
-----------------------------------------------------------------------------------------------
  Cash flows from investing activities
     Additions to development and construction costs                        (2,669)     (56,054)
     Decrease in restricted cash and investments                                 -            1
     Decrease (increase) in other assets                                     4,582       (1,162)
     Increase in accounts payable and accrued expenses
        related to development and construction costs                            -        4,371
-----------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                     1,913      (52,844)
-----------------------------------------------------------------------------------------------
  Cash flows from financing activities
     (Increase) decrease in restricted cash and investments                (15,957)      47,922
     Increase in payable to affiliates related to construction                   -        8,128
     Repayment of bonds payable                                            (17,788)     (14,625)
     Increase in notes payable                                              10,500            -
-----------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                   (23,245)      41,425
-----------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                            4,368         (321)
  Cash at beginning of period                                                1,078          703
-----------------------------------------------------------------------------------------------
  Cash at end of period                                                   $  5,446     $    382
===============================================================================================
Supplemental cash flow disclosures:
     Cash interest paid net of amount capitalized                           21,689      (10,518)
     Cash taxes paid                                                             -            -
===============================================================================================

   The accompanying notes are an integral part of these financial statements.

                                       (6)

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
As of and for the three and nine months ended September 30, 2002 and 2001 (UNAUDITED)

Note 1 - General
----------------

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. (CE Casecnan or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the financial statements included therein.

The Company's operations have been in one reportable segment, the domestic water and electricity generation industry.

Note 2 - Trade receivable
-------------------------

Trade receivable pertains to a receivable from the Philippine National Irrigation Administration (NIA) for water delivered to NIA and the electricity generated and delivered by the Company to the Philippine National Power Corporation (NPC) on behalf of NIA.

Trade receivable as of September 30, 2002 and December 31, 2001 consists of (in thousands):

==========================================================================
                                            September 30,     December 31,
                                                 2002            2001
--------------------------------------------------------------------------
Water delivery fee                             $36,875          $4,474
Guaranteed energy delivery fee                   3,676           2,059
Excess energy delivery fee                       9,397           2,000
--------------------------------------------------------------------------
                                                49,948           8,533
Less - allowance for doubtful accounts           8,583             521
--------------------------------------------------------------------------
                                               $41,365          $8,012
==========================================================================

                                      (7)

Included in total revenues of $39.1 million and $97.1 million for the three and nine months ended September 30, 2002, are $8.8 million and $25.3 million, respectively, related to the tax portion of the water delivery fees due from NIA under the Project Agreement. As of September 30, 2002, the cumulative unpaid portion of such fees since commercial operation of the Project totaled $27.1 million. As NIA has not yet paid any portion of these fees, the allowances for doubtful accounts as of September 30, 2002 and December 31, 2001 represent the Company's estimate of the uncollectible portion of the amounts due from NIA.

The tax portion of the water delivery fees were not assumed in any revenue calculations at the time the Securities were issued and accordingly, failure to receive these amounts should not adversely impact the Company's ability to make regularly scheduled principal and interest payments on its outstanding debt. In connection with the unpaid portion of such fees, on August 16, 2002, the Company commenced arbitration against NIA by serving it with a Request for Arbitration under International Chamber of Commerce rules.

Note 3 - Related party transactions
-----------------------------------

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $34.6 million and $34.7 million at September 30, 2002 and December 31, 2001.

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

Note 4 - Current portion of long-term debt
------------------------------------------

Floating Rate Notes (FRNs) of $13.1 million and Series B Bonds of $4.3 million will become due and payable on November 15, 2002 and an additional $16.9 million Series A and $3.8 million Series B Bonds will be due and payable on May 15, 2003.

                                      (8)

Note 5 - Commitments and contingencies
--------------------------------------

Construction contract arbitration
---------------------------------

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

The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Construction Contract, and the Contractor was still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay liquidated damages for the delay in completion amounting to $125 thousand per day of delay. As of September 30, 2002, the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also sought compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on

                                      (9)

December 11, 2001 amounted to a repudiation of the Construction Contract and has filed a claim for unspecified quantum meruit damages. The Contractor also has alleged that the delay liquidated damages clause in the EPC Contract is unenforceable as a penalty. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. On April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to a final arbitration award. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002, and from March 14 to 19, 2002. From November 4 to 6, hearings were held on the Contractor's claim with respect to the alleged unenforceability of the delay liquidated damages clause. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitral panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events, and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft, which shall be capitalized as costs related to the construction of the Project and included in accounts payable and accrued expenses. All of the Contractor's other claims that have been heard by the arbitral tribunal were denied.

Further hearings on the Contractors repudiation and quantum meruit claims are scheduled for January 20 through 23 and January 28 through 31, 2003. These claims, and the alleged unenforceability of the delay liquidated damages clause, have not been ruled on by the arbitration tribunal.

NIA arbitration
---------------

On August 16, 2002, CE Casecnan commenced arbitration against NIA by serving it with a Request for Arbitration under ICC rules (the Request for Arbitration). In the Request for Arbitration, CE Casecnan claims that NIA has breached its obligations under the Casecnan Project Agreement by failing to reimburse CE Casecnan for certain tax payments and by failing to pay the portion of the Water Delivery Fee under the Casecnan Project Agreement attributable to certain tax payments. The Casecnan Project Agreement provides for arbitration in accordance with International Chamber of Commerce rules by a panel of three arbitrators in Singapore. CE Casecnan is awaiting NIA's formal answer to the Request for Arbitration. CE Casecnan intends to vigorously pursue its claims in these proceedings.


                                      (10)

Shareholder Agreement litigation
--------------------------------

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

Project transmission line
-------------------------

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Project transmission line was completed on August 13, 2001 when NIA completed the installation and testing of the Project's metering equipment. Accordingly, as of September 30, 2002, the Company has accrued $1.6 million for liquidated damages, payable to NIA for 120 days of delay, capitalized as costs related to the construction of the Project. This is included in accounts payable and accrued expenses in the balance sheet.

Concentration of risk
---------------------

NIA's payments under the Project Agreement will be substantially denominated in United States Dollars and are expected to be the Company's sole source of operating revenues. Any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Philippine Government to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

                                      (11)

Regulatory environment
----------------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 which is aimed at restructuring the power industry, privatization of the NPC and introduction of a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines in July 2002, the Casecnan Project (together with four other projects) has reportedly been identified as raising legal and financial questions and, with those other contracts, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. No further hearings are scheduled at this time. The Company has and intends to continue to respond to such questions and to vigorously defend the Casecnan Project against any allegations, which may be made. The Company believes the allegations made with respect to the Casecnan Project to be without merit.

                                      (12)

CE CASECNAN WATER AND ENERGY COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act
------------------------------------------------------------------------

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (Reform
Act). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition as discussed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company assumes no responsibility to update forward-looking information contained herein.

Business of the Company
-----------------------

CE Casecnan Water and Energy Company, Inc. ("Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). The Casecnan Project commenced commercial operation on December 11, 2001.

Critical Accounting Policies
----------------------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the financial statements included in the report on Form 10-K describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, income taxes and impairment of long-lived assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

                                      (13)

Allowance for Doubtful Accounts
-------------------------------

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

Deferred Income Tax Assets and Liabilities
------------------------------------------

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

Impairment of long-lived assets
-------------------------------

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

The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions,

                                      (14)
changes in the use of the assets, management's plans, the determination of the useful life of the assets and technology change in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations.

Results of Operations
---------------------

The Casecnan Project commenced commercial operations on December 11, 2001.

Revenues of $39.1 million for the three months and $97.1 million for the nine months ended September 30, 2002 consist of revenue for the delivery of water and the sale of electricity. Revenues from delivery of water and the sale of electricity comprised 52% and 48%, respectively, of the total revenues for the quarter, while the year to date revenues from delivery of water and the sale of electricity comprised 62% and 38%, respectively, of the total revenues for the year to date. Revenues from sale of electrical energy for the quarter consists of 49% guaranteed energy fees and 51% excess energy fees while the year-to-date sale of electricity consists of 74% guaranteed energy fees and 26% excess energy fees. The increase in rainfall in the third quarter resulted in the high excess energy fees.

The following table provides operating data of the Casecnan Project:

--------------------------------------------------------------------------------
                                          Three months ended  Nine months ended
                                             September 30,      September 30,
                                                 2002               2002
--------------------------------------------------------------------------------
Capacity factor                                   52%                24%
--------------------------------------------------------------------------------
Nameplate rating (NMW)                           150                150
--------------------------------------------------------------------------------
Electricity produced (kWh in millions)           172                237
--------------------------------------------------------------------------------
Water delivered (cubic meters in millions)       261                360
--------------------------------------------------------------------------------

Depreciation expense for the three and nine months ended September 30, 2002 was $5.8 million and $17.6 million, respectively. There was no depreciation expense for the three and nine months ended September 30, 2001 as the Company began operations and usage of property, plant and equipment in the fourth quarter of fiscal year 2001.

Plant operation costs of $2.6 million and $0.3 million were incurred during the three months ended September 30, 2002 and 2001, respectively. Plant operation costs for the nine months ended September 30, 2002 and 2001 were $6.7 million and $0.7 million, respectively. The increase in costs in 2002 resulted from the commencement of commercial operations of the Casecnan Project on December 11, 2001.


                                      (15)

Doubtful accounts expense was $3.2 million and $8.1 million in the three and nine months ended September 30, 2002, respectively. The doubtful accounts expense was based on the Company's assessment of the collectibility of the accounts receivable.

Interest income consists of income on cash and restricted investments. Interest income decreased in the third quarter of 2002 to $62 thousand from $89 thousand in the same period in 2001. Interest income was $0.2 million and $1.0 million, respectively for the nine months ended September 30, 2002 and 2001. These decreases are primarily due to lower cash balances.

Interest expense inclusive of bond issue costs in the third quarter of 2002 was $10.6 million compared to $10.7 million for the same period in 2001. Year to date interest expense was $32.1 million in 2002, compared to $33.4 million for the same period in 2001, a 3.9% decrease. The decrease in interest expense resulted from scheduled repayments of principal of the Company's Floating Rate Notes and Series B bonds, offset in part by the issuance of unsecured subordinated notes to CE Casecnan, Ltd.

Income tax expense for the three and nine months ended September 30, 2002 was zero due to the Casecnan Project's income tax holiday that is in effect for six years from December 11, 2001, the date of commercial operations. Deferred tax benefit/(provision) for the three and nine months in 2001 was $50 thousand and $(48) thousand, respectively.

Liquidity and Capital Resources
-------------------------------

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

Since November 2001, CE Casecnan has received $51.3 million from its parent, CE Casecnan Ltd. and issued unsecured subordinated notes payable, the proceeds from which were used primarily to finance the interest and principal payments for the notes and bonds.

                                      (16)

As of September 30, 2002, the Company also had received $6.0 million of liquidated damages from demands made on demand guarantees posted by Commerzbank on behalf of the Contractor.

The cash flow from operations for the nine months ended September 30, 2002 is $25.7 million. The majority of the cash flow from operations came from the collections of water delivery fees and guaranteed energy fees of $63.8 million, partially offset by interest payments on the Securities.

The Company expects to spend $3.7 million for capital expenditures for 2002.

Due to the delay in the Project entering commercial operations and the failure to receive delay liquidated damages from the Contractor, the Company's ability to make principal and interest payments on the Securities on November 15, 2002 was contingent on rainfall through October being at or near the levels expected by the hydrology model and on receiving the resulting excess energy fees. These amounts have been received and the Company presently expects to meet the November 15, 2002 debt service payments. Going forward, the Company's liquidity could be affected by changing excess energy fees resulting from unexpected weather patterns and by other factors, including NIA meeting its obligations under the Project Agreement.

The Company believes that it will generate and collect adequate revenue to sustain operations and provide for the operation of its business for the next 12 months.

At September 30, 2002 and December 31, 2001, the Company did not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties except as disclosed herein.

Construction contract arbitration
---------------------------------

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

                                      (17)

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

The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Construction Contract, and the Contractor was still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay liquidated damages for the delay in completion amounting to $125 thousand per day of delay. As of September 30, 2002, the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also sought compensation for alleged additional costs of approximately $4.0 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62.0 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a repudiation of the Construction Contract and has filed a claim for unspecified quantum meruit damages. The Contractor also has alleged that the delay liquidated damages clause in the EPC Contract is unenforceable as a penalty. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce. Although the outcome of the arbitration, as with any litigious proceeding, is difficult to assess, the Company believes it will prevail and receive additional liquidated damages in the arbitration.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. On April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to a final arbitration award. Hearings on the force majeure

                                      (18)
claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002, and from March 14 to 19, 2002. From November 4 to 6, hearings were held on the Contractor's claim with respect to the alleged unenforceability of the delay liquidated damages clause. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitral panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events, and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft, which shall be capitalized as costs related to the construction of the Project and included in accounts payable and accrued expenses. All of the Contractor's other claims that have been heard by the arbitral tribunal were denied.

Further hearings on the Contractors repudiation and quantum meruit claims are scheduled for January 20 through 23 and January 28 through 31, 2003. These claims, and the alleged unenforceability of the delay liquidated damages clause, have not been ruled on by the arbitration tribunal.

NIA arbitration
---------------

On August 16, 2002, CE Casecnan commenced arbitration against NIA by serving it with a Request for Arbitration under ICC rules (the Request for Arbitration). In the Request for Arbitration, CE Casecnan claims that NIA has breached its obligations under the Casecnan Project Agreement by failing to reimburse CE Casecnan for certain tax payments and by failing to pay the portion of the Water Delivery Fee under the Casecnan Project Agreement attributable to certain tax payments. The Casecnan Project Agreement provides for arbitration in accordance with International Chamber of Commerce rules by a panel of three arbitrators in Singapore. CE Casecnan is awaiting NIA's formal answer to the Request for Arbitration. CE Casecnan intends to vigorously pursue its claims in these proceedings.

Shareholder Agreement litigation
--------------------------------

The Casecnan Project commenced commercial operations on December 11, 2001. Pursuant to the share ownership adjustment mechanism in the Shareholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd., has advised the minority shareholder LaPrairie Group Contractors (International) Ltd. ("LPG") that MidAmerican's ownership interest in the Company will increase to 100%. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. The Company is not named as a defendant. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the Shareholder Agreement and alleged breaches of fiduciary duties allegedly owed by MidAmerican and CE Casecnan Ltd. to LPG. The complaint also seeks injunctive relief against all the defendants and a declaratory

                                      (19)
judgment that LPG is entitled to maintain its 15% interest in the Company. The Company does not expect any material financial impact as a result of this litigation.

Project transmission line
-------------------------

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of September 30, 2002, payable to NIA for 120 days of delay. This is included in accounts payable and accrued expenses in the balance sheet.

Concentration of risk
---------------------

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

Regulatory environment
----------------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 which is aimed at restructuring the power industry, privatization of the NPC and introduction of a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

                                      (20)

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

Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared, before a Philippine Senate committee which has raised questions and made allegations with respect to the Project's tariff structure and implementation. No further hearings are scheduled at this time. The Company has and intends to continue to respond to such questions and to vigorously defend the Project against any allegations which may be made. The Company believes the allegations made with respect to the Project to be without merit.

                                      (21)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Casecnan's Annual Report on Form 10K for the year ended December 31, 2001. CE Casecnan's exposure to market risk has not changed materially since December 31, 2001.

Item 4: Controls and Procedures

CE Casecnan Water and Energy Company's chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities and Exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no signification changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

                                      (22)

CE CASECNAN WATER AND ENERGY COMPANY, INC.



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.
------

     See Note 5 to the financial statements and discussion in management's discussion and analysis.

Item 2 - Changes in Securities.
------

     Not applicable.

Item 3 - Defaults on Senior Securities.
------

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
------

     Not applicable.

Item 5 - Other Information.
------

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
------

     (a) Exhibits

     (b) Reports on Form 8-K:

The Company issued a Current Report on form 8-K dated August 14, 2002 with certification of its chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company issued a Current Report on Form 8-K dated August 19, 2002 announcing that it had commenced international arbitration to require the National Irrigation Administration of the Philippine (NIA) to perform its contractual obligation to reimburse certain taxes paid during construction of the Casecnan Multipurpose Project.

                                      (23)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CE CASECNAN WATER AND ENERGY COMPANY, INC.


Date: November 14, 2002         /s/  Patrick J. Goodman
                                ----------------------------
                                     Patrick J. Goodman
                                Senior Vice President & Chief Financial Officer



                                      (24)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

I, David A. Baldwin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CE Casecnan Water and Energy Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                      (25)

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                   /s/ David A. Baldwin
                                   --------------------
                                       David A. Baldwin
                                       President
                                       (chief executive officer)


                                      (26)

I, Patrick J. Goodman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CE Casecnan Water and Energy Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,
                                      (27)
including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002


                            /s/  Patrick J. Goodman
                            -------------------------------------------------
                            Patrick J. Goodman
                            Senior Vice President and Chief Financial Officer


                                      (28)