Form 10-K
period 2002-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2003-03-28
CIK 1006402

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the calendar year ended December 31, 2002
                          Commission File No. 333-00608

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

                 Yes   X       No
                    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (or defined in Exchange Act Rule 12b-2):

                Yes            No   X
                   --------      --------


     767,162 shares of Common Stock, $0.038 par value, were outstanding on March 15, 2003.

                                TABLE OF CONTENTS
PART I.........................................................................3
ITEM 1.  BUSINESS..............................................................3
  General......................................................................3
  The Casecnan Project.........................................................3
    Terms of the Securities....................................................5
         General...............................................................5
         Payment of Principal and Interest.....................................6
         Priority of Payments..................................................7
         Debt Service Reserve Fund.............................................7
         Optional Redemption...................................................7
         Mandatory Redemption..................................................7
         Change in Control Put.................................................7
         Profit Distributions..................................................8
         Ranking and Security for the Securities...............................8
         Ratings...............................................................8
         Nature of Recourse on the Securities..................................8
         Incurrence of Additional Debt.........................................8
         Principal Covenants..................................................10
    Insurance.................................................................10
    Regulatory Matters........................................................10
    Employees.................................................................10
ITEM 2. PROPERTIES............................................................11
ITEM 3. LEGAL PROCEEDINGS.....................................................11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12
PART II.......................................................................13
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.13
ITEM 6. SELECTED FINANCIAL DATA...............................................13
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................13
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...........19
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................20
  Reports of Independent Public Accountants...................................21
  Balance  Sheets.............................................................22
  Statements of  Operations...................................................23
  Statements of Changes in Stockholders' Equity...............................24
  Statements of Cash Flows....................................................25
  Notes to Financial Statements...............................................26
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL  DISCLOSURE...........................................34
PART III......................................................................35
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................35
ITEM 11. EXECUTIVE COMPENSATION...............................................36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......36
  Description of Capital Stock................................................36
  Principal Stockholders......................................................37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION........................38
ITEM 14. CONTROLS AND PROCEDURES..............................................38
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......38
SIGNATURES....................................................................39
CERTIFICATIONS................................................................40
EXHIBIT INDEX.................................................................42

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecast" and similar terms. These statements represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside our control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

     o    general economic and business conditions in the Philippines;

     o governmental, statutory, regulatory or administrative initiatives affecting us or the power generation industry;

     o    weather effects on sales and revenues;

     o    general industry trends;

     o    increased competition in the power generation industry;

     o    availability of qualified personnel;

     o financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight; and

     o other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

ITEM 1. BUSINESS

GENERAL
-------

CE Casecnan Water and Energy Company, Inc. (the "Company" or "CE Casecnan") is a privately held Philippine corporation formed in September of 1994 solely to develop, construct, own and operate the Casecnan project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). The Casecnan Project commenced commercial operations on December 11, 2001.

The Securities (described herein) are recourse only to the Company.  MidAmerican
Energy  Holdings  Company   ("MidAmerican")   has  not  guaranteed  directly  or
indirectly the payment or performance of any Company obligations.

The Company's principal executive office is located at 24th Floor, 6750 Building, Ayala Avenue, Makati City, Philippines, and its telephone number is 63 2 892 0276. The Company's principal office is located at Pantabangan in the Province of Nueva Ecija, Philippines.

THE CASECNAN PROJECT
--------------------

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake adit from the Taan to the Casecnan river), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds allows electrical energy to be generated at a 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers delivers water from the water tunnel and the new powerhouse to the Pantabangan reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Since the water has been determined to remain suitable for irrigation throughout the Casecnan Project operations of capturing, diverting and transferring the water, other than removing sediments at the diversion structures, no treatment is required. Once in the reservoir at Pantabangan, the water is under the control of, and for the use of the Philippine National Irrigation Administration ("NIA").

In early 1994, then President Fidel Ramos recognized the need for an irrigation and hydroelectric project that would provide increased water flows for irrigation to the rice growing area of Central Luzon, which would be environmentally sound, technically feasible and economically viable, and would involve no flooding or relocation of local residents. At that time, he directed the Philippine Department of Agriculture and NPC to work together with other interested agencies to develop a combined irrigation and hydroelectric project. Shortly thereafter, the Philippine government was approached by the Company with a proposal for a project to be developed in the Casecnan area on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company, as developer, would agree to build during the construction period and thereafter own and operate the Casecnan Project for a twenty-year cooperation period (the "Cooperation Period"), after which, ownership and operation of the Project would be transferred to NIA at no cost on an "as-is" basis. After conclusion of a public solicitation for competing proposals, NIA selected the Company as the BOOT developer and entered into a project agreement with the Company (the "Project Agreement"). The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines.

CE Casecnan constructed and operates the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project during the construction period and will own and operate the Project during the 20-year Cooperation Period. During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount. The water delivery fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on 801.9 million cubic meters of water flow past the water delivery point per year, pro-rated to 66.8 million cubic meters per month. The unit price for water is established at $0.029 per cubic meter (subject to adjustment as set forth in the Project Agreement) as of January 1, 1994 and escalated at seven and one-half percent (7.5%) per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last fifteen years of the Cooperation Period. The unit price for water is to be adjusted by $.00043 for each $1.0 million of certain taxes and fees paid by the Company as specified in the Project Agreement. The unit price of water as of December 31 2002 is $0.1017. Actual deliveries of water greater than or less than 66.8 million cubic meters in any month will not result in any adjustment of the water delivery fee. The guaranteed energy fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on energy deliveries of 228.0 million kilowatt-hour ("kWh") per year, pro-rated to 19.0 million kWh per month. Actual deliveries of energy less than 19.0 million kWh per month will not result in any reduction of the guaranteed energy fee but will result in an adjustment to the excess energy fee. The unit price for guaranteed energy is $0.1596 per kWh. The excess energy fee is a variable amount, to be received in US Dollars at the end of each month, for electrical energy delivered in that month in excess of 19.0 million kWh. No excess energy delivery fee will be due until all cumulative electrical energy shortfalls below 19.0 million kWh in previous months have been made up. The unit price of excess energy is $0.1509 per kWh. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in US Dollars. The fixed fees paid for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 78% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA at no additional consideration on an "as is" basis.

The 20-year Cooperation Period under the Project Agreement commenced on December 11, 2001, the start of the Project's commercial operations. NIA has paid all amounts invoiced for energy delivery fees under the Project Agreement and all amounts invoiced for water delivery fees under the Project Agreement except the tax compensation portion of the water delivery fees, none of which has been paid (see "Casecnan NIA Arbitration").

The Project Agreement provides for additional compensation to CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippine political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buyout price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest.

The Republic of the Philippines has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA's payment obligations under the Project Agreement are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its obligations under the Securities.

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125 million of its 11.45% Senior Secured Series A Notes due 2005 (the "Series A Notes"), $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 (the "Series B Bonds") and $75 million of its Senior Secured Floating Rate Notes due 2002 ("FRNs"), pursuant to an indenture dated November 27, 1995 (as amended to date, the "Trust Indenture"). During 2002, the Company repaid all amounts due under the FRNs.

CONCENTRATION OF RISK

NIA's payments under the Project Agreement are substantially denominated in United States Dollars and are the Company's sole source of operating revenues. Any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Philippine Government to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. No further Senate hearings are scheduled at this time although hearings before a Philippine House committee were scheduled for the first quarter of 2003.

TERMS OF THE SECURITIES
-----------------------

GENERAL

In November 1995, the Company issued and sold (i) the Series A Notes, (ii) the Series B Bonds, and (iii) the FRNs. The Series A Notes, Series B Bonds and FRNs are herein referred to collectively as the "Securities". During 2002, the Company repaid all amounts due under the FRNs.

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

The $125 million principal Series A Notes due November 15, 2005 is payable in semiannual installments, commencing May 15, 2003, as follows:

                                        PERCENTAGE OF PRINCIPAL
                                        -----------------------
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

The remaining balance of the $171.5 million principal of the Series B Bonds due November 15, 2010 is payable in semiannual installments as follows:

                                               PERCENTAGE OF
                                               -------------
                                             INITIAL PRINCIPAL
                                             -----------------
                PAYMENT DATE                  AMOUNT PAYABLE
                ------------                  --------------

              May 15, 2003                         2.25%
              November 15, 2003                    2.25%
              May 15, 2004                         2.00%
              November 15, 2004                    2.00%
              May 15, 2005                         1.75%
              November 15, 2005                    1.75%
              May 15, 2006                        10.50%
              November 15, 2006                   10.50%
              May 15, 2007                        11.00%
              November 15, 2007                   11.00%
              May 15, 2008                        11.00%
              November 15, 2008                   11.00%
              May 15, 2009                         4.00%
              November 15, 2009                    4.00%
              May 15, 2010                         5.00%
              November 15, 2010                    5.00%

The $75.0 million principal of the FRNs due November 15, 2002 was payable in semiannual installments, which commenced on November 15, 2000, and was completed on November 15, 2002. The FRNs bore interest at LIBOR plus 3.00% per annum.

PRIORITY OF PAYMENTS

Prior to completion of the Casecnan Project pursuant to the Replacement Contract, all net proceeds of the Securities and any liquidated damages proceeds were deposited in the Construction Fund and disbursed to pay for budgeted construction or restoration costs, including interest and, where applicable, principal on the Securities.

After completion of the Casecnan Project, except as otherwise provided for with respect to mandatory redemptions and loss proceeds, all revenues received by the Company from the Casecnan Project have been and will continue to be paid to the Revenue Fund maintained by the Depositary (other than payments required to be used for VAT payments to the Republic of the Philippines). Amounts paid to the Revenue Fund have been and will continue to be distributed in the following order of priority: (a) to pay operating and maintenance costs; (b) to pay certain administrative costs of the agents for the Secured Parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities (including any increased costs necessary to gross up such payments for certain withholding taxes and other assessments and charges), and principal and interest on other senior debt, if any; (d) to cause the Debt Service Reserve Fund to equal the Debt Service Reserve Fund Required Balance, as defined below; (e) to pay indemnification expenses and other expenses to the Secured Parties and certain other costs, and (f) to the Distribution Fund or Distribution Suspense Fund, as applicable.

DEBT SERVICE RESERVE FUND

At the completion of the Casecnan Project, the Company established a Debt Service Reserve Fund for the benefit of the Holders of the Securities, which will be funded in cash from operating revenues as described under "Priority of Payments" above. Such amounts will be deposited to the Debt Service Reserve Fund from time to time to the extent required to cause it to equal the Debt Service Reserve Fund Required Balance which is intended to approximate the highest amount of the payments of principal and interest to be made on the Securities during any semiannual period over the next three years from the last debt service payment.

OPTIONAL REDEMPTION

On and after the  seventh  anniversary  of the  Closing (as defined in the Trust
Indenture), the Series A Notes are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date.

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

MANDATORY REDEMPTION

The Securities are subject to mandatory redemption, pro rata, at par plus accrued interest to the redemption date; (a) upon the receipt by the Company of loss proceeds that exceed $15 million in respect of certain events of property or casualty loss or similar events, unless the funds are to be utilized by the Company for an Approved Restoration Plan; or (b) upon the receipt by the Company of proceeds realized in connection with a Project Agreement Buyout.

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

PROFIT DISTRIBUTIONS

Prior to the completion of the Casecnan Project, no profit distributions were permitted to be made to the Company or its stockholders and there were no such profits. After completion, profit distributions may be made only from and to the extent of amounts on deposit in the Distribution Fund or Distribution Suspense Fund. Distributions are subject to the prior satisfaction of the following conditions:

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

There were no profit distributions to the Company or its stockholders in 2002 or 2001.

RANKING AND SECURITY FOR THE SECURITIES

The Securities are senior debt of the Company and are secured by (a) an assignment of all revenues received by the Company from the Casecnan Project;
(b) a collateral assignment of all material contracts; (c) a lien on any accounts and funds on deposit under the Depositary Agreement; (d) a pledge of approximately 100% of the capital stock of the Company, subject to release in certain circumstances relating to accessing political risk insurance for the benefit of the stockholders; and (e) a lien on all other material assets and property interests of the Company. The Securities will rank pari passu with and will share the Collateral on a pro rata basis with certain other senior secured debt, if any (provided that the Debt Service Reserve Fund shall be held as collateral solely for the obligations under the Securities). The proceeds of any political risk insurance covering the capital investment will not be part of the collateral for the Securities. While under the Trust Indenture the Company may incur certain permitted debt senior to the Securities, it has no present intention to do so.

RATINGS

Moody's and Standard & Poor's have assigned the Securities ratings of "Ba2" and "BB+", respectively. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency, if, in such rating agency's judgment, circumstances so warrant.

NATURE OF RECOURSE ON THE SECURITIES

The Company's obligations to make payments of principal, premium, if any, and interest on the Securities are obligations solely of the Company secured solely by the collateral. Neither the stockholders of the Company nor any affiliates, including MidAmerican, incorporator, officer, director or employee thereof or of the Company guaranteed the payment of, nor have any obligation with respect to payment of the Securities, except to the extent that affiliates of MidAmerican who are stockholders of the Company have pledged their stockholdings in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

PRINCIPAL COVENANTS

Principal covenants under the Trust Indenture require the Company, subject to certain exceptions and qualifications, (a) not to incur (i) any debt except Permitted Debt or (ii) any lien upon any of its assets except permitted liens;
(b) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (c) not to enter into non-arm's length transactions or agreements with affiliates; (d) not to engage in any business other than as contemplated by the Trust Indenture; (e) not to enter into certain change orders under the Turnkey Construction Contract or amend the Approved Construction Budget and Schedule (or an Approved Completion Plan), or amend, terminate or otherwise modify any material Project Document to which it is a party, except as permitted under the Trust Indenture;
(f) not to sell, lease or transfer any property or assets material to the Casecnan Project except in the ordinary course of business; (g) to construct the Casecnan Project in accordance with the Approved Construction Budget and Schedule; (h) to operate and maintain the Casecnan Project in accordance with the Approved Operation and Maintenance Budget; (i) to maintain insurance as required under the Trust Indenture; and (j) to enter into an interest rate agreement for the Floating Rate Notes, within 30 days of Closing, at a LIBOR cap of up to 7.5%.

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

REGULATORY MATTERS
------------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (EPIRA), which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Philippines power industry as a whole and the Company's future operations in the Philippines, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, were requested to appear and did appear during 2002 before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. No further Senate hearings are scheduled at this time although hearings before a Philippine House committee were scheduled for the first quarter of 2003.

EMPLOYEES
---------

At December 31, 2002, the Company had 42 full-time employees consisting of operations, maintenance, logistics, compliance, and engineering personnel. At the powerhouse control room, personnel monitor, direct and control the operations and maintenance of the whole Casecnan Project. The control room is staffed 24 hours per day and is the contact point for the Casecnan Project's customers and others. At the diversion structures, personnel are responsible to ensure that the trash racks at the tunnel intakes are kept clean and maintained and that excessive sediment build-up behind the structure is prevented.

ITEM 2. PROPERTIES

CE Casecnan's principal property is the approximately 150 MW hydroelectric power facility that was completed in December 2001.

ITEM 3. LEGAL PROCEEDINGS

The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor also has alleged that the circumstances in which the Company assumed control of the Casecnan Project and placed it into commercial operation on December 11, 2001 amounted to a repudiation of the Construction Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and in accordance with the rules of the International Chamber of Commerce.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2002, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at the end of December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The arbitral tribunal has requested the parties to indicate the earliest possible date on which they are available and will then reschedule the hearings.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, the Company would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts already paid to the Contractor, the Company could be liable to make additional payments to the Contractor. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims.

CASECNAN NIA ARBITRATION

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of December 31, 2002, CE Casecnan has paid approximately $56.7 million in taxes which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month which relates to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce. NIA is expected to file its answer late in the first quarter or early in the second quarter, 2003. The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing is scheduled for the second quarter, 2003.

CASECNAN STOCKHOLDER LITIGATION

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company MidAmerican purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Project. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below are derived from the Company's audited financial statements.

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

=============================================================================================
                                                      YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------
                                       2002         2001       2000        1999        1998
---------------------------------------------------------------------------------------------
Total revenue                        $138,264    $  8,174    $   --      $   --      $   --
Operating expenses                     44,849       3,922         451        --          --
Net income (loss) to common
  stockholders                         44,956       2,867       4,857         699         381
Net income (loss) per share          $  58.60    $   3.74    $   6.33    $   0.91    $   0.50
Total assets                          541,507     515,192     482,373     522,398     553,433
Notes payable                          51,263      40,763        --          --          --
Long-term debt, including current
    portion                           287,926     323,125     352,750     371,500     371,500
Total liabilities                     389,586     408,227     378,275     423,157     454,891
Stockholders' equity                  151,921     106,965     104,098      99,241      98,542
=============================================================================================

(1) Commenced commercial operations on December 11, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with "Selected Financial Data" and the Company's historical financial statements and the notes to those statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of payments from NIA. This assessment requires judgment regarding the outcome of pending disputes and the ability of the customer to pay the amounts owed to the Company. Any change in the Company's assessment of the collectibility of accounts receivable that was not previously provided for could significantly impact the calculation of such allowance and the results of operations.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

Revenue increased to $138.3 million for the year ended December 31, 2002 from $8.2 million for the year ended December 31, 2001. Water delivery revenue increased to $82.6 million for the year ended December 31, 2002 from $4.1 million for the year ended December 31, 2001 and electricity sales revenue increased to $55.7 million for the year ended December 31, 2002 from $4.1 million for the year ended December 31, 2001. The increase in both sources of revenue is due to a full year of operations during 2002 as the Casecnan Project began commercial operations on December 11, 2001. Revenues from water delivery, guaranteed energy and excess energy generated and delivered are 60%, 26% and 14%, respectively, of the total revenue for the year ended December 31, 2002 while 50%, 26% and 24%, respectively for the year ended December 31, 2001.

The following table provides operating data of the Casecnan Project for the year ended December 31, 2002 and 2001:

     ----------------------------------------------------------------------
                                                        2002       2001
     ----------------------------------------------------------------------
     Capacity factor                                   26.9%       28.0%
     Nameplate rating (MW)                              153         153
     Electricity produced (kWh in millions)            360.1       26.2
     Water delivered (cubic meters in millions)        563.2       36.5

The 2001 figure for electricity produced includes all energy for the year, both commissioning and cooperation period revenues. The 2001 capacity factor calculation only includes the 21.6GWh of energy produced during December 11-31, 2001, the part of the year in which the plant was under commercial operations. The 2002 figure for energy produced includes 7.5 GWh of energy for which the Company was paid pursuant to the terms of the Project Agreement which provide for payment in respect of energy that could have been delivered in circumstances where the Project was not dispatched at its full capacity. For the same reason, the 2002 figure for water delivered includes 12.2 million cubic meters of water spilled.

Operating expenses increased to $44.8 million for the year ended December 31, 2002 from $3.9 million for the year ended December 31, 2001 due to a full year of operations during 2002. Included within operating expenses for the year ended December 31, 2002 are depreciation, plant operations and doubtful accounts expense of $23.2 million, $10.1 million and $11.5 million, respectively. These expenses increased from prior year amounts of $1.2 million, $2.2 million and $0.5 million, respectively.

Interest expense decreased to $42.5 million for the year ended December 31, 2002 from $44.2 million for the year ended December 31, 2001. The primary reason for the decrease was the payment of the FRNs as well as a 5% reduction in the balance of the Series B bonds due to a payment of $8.6 million in 2002.

In connection with the completion of the Casecnan Project on December 11, 2001, capitalization of interest expense to the carrying value of the Casecnan Project ceased. Interest totaling $41.7 million for the year ended December 31, 2001 was capitalized.

Interest income decreased to $0.2 million for the year ended December 31, 2002 from $1.5 million for the year ended December 31, 2001. The primary reason for the decrease was the declining cash balances as by the end of 2001 most escrowed funds had been used for the construction activities.

Tax expense in 2002 of $6.1 million consists of a payment to the Philippine BIR for the settlement of taxes related to interest income for the years 2001, 2000 and 1999.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

The Casecnan Project commenced commercial operations on December 11, 2001.

The revenue of $8.2 million for the year ended December 31, 2001 consists of revenue for the delivery of water and generation and delivery of electrical energy. Revenue from water delivery, guaranteed energy and excess energy generated and delivered are 50%, 26% and 24%, respectively, of the total revenue for the year.

A total of $0.9 million was used to finance the costs of start-up activities in 2001 compared to $0.5 million in 2000. Plant operations and doubtful accounts expense aggregating $2.7 million were incurred during 2001. Depreciation expense of $1.2 million was for the period after project completion up to December 31, 2002.

Interest expense, including bond issue amortization, was $44.2 million and $48.3 million in 2001, and 2000, respectively and such are related to the notes and bonds payable issued by the Company in the fourth quarter of 1995. Interest capitalized during construction was $41.7 million and $47.5 million in 2001, and 2000, respectively. Interest earned on cash balances declined to $1.5 million in 2001 from $7.6 million in 2000 due to declining cash balances as funds were used for the construction activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $0.7 million, $1.1 million and $0.7 million at December 31, 2002, 2001 and 2000, respectively.

The Company generated cash flows from operations of $34.9 million for the year ended December 31, 2002, compared with a use of $22.9 million for the same period in 2001 and cash flows of $10.0 million in 2000. The increase from 2001 was primarily due to increased net income of $42.1 million and non-cash expenses of $21.9 million partially offset by changes in working capital activities. Net income for the year 2001 was lower by $2.0 million compared to 2000.

The Company used $9.4 million for investing activities for the year ended December 31, 2002, compared to $3.4 million and $1.9 million for the same period in 2001 and 2000, respectively. During 2001 and 2000, capital expenditures were offset by using investments as well as liquidated damages received. In the current year, capital expenditures were $8.3 million compared to $48.6 million and $82.7 million in 2001 and 2000, respectively.

The Company used $25.9 million and $9.8 million for financing activities for the years ended December 31, 2002 and 2000, respectively, compared to providing $26.6 million for the same period in 2001. During 2002, the Company repaid long-term debt of $35.2 million and issued new notes payable of $10.5 million while in 2001 the Company repaid long-term debt of $29.6 million and issued new notes payable of $40.8 million and in 2000, the Company repaid long-term debt of $18.8 million.

CE Casecnan constructed and operates the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount.

NIA's payment obligations under the Project Agreement are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its obligations under the Securities.

The Casecnan Project was initially constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. On May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor also has alleged that the circumstances in which the Company assumed control of the Casecnan Project and placed it into commercial operation on December 11, 2001 amounted to a repudiation of the Construction Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and in accordance with the rules of the International Chamber of Commerce.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on

April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2002, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at the end of December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The arbitral tribunal has requested the parties to indicate the earliest possible date on which they are available and will then reschedule the hearings.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, the Company would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts already paid to the Contractor, the Company could be liable to make additional payments to the Contractor. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims.

CASECNAN NIA ARBITRATION

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE
Casecnan results automatically in an increase in the Water Delivery Fee. As of December 31, 2002, CE Casecnan has paid approximately $56.7 million in taxes which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month which relates to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce. NIA is expected to file its answer late in the first quarter or early in the second quarter, 2003. The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing is scheduled for the second quarter, 2003.

CASECNAN STOCKHOLDER LITIGATION

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company MidAmerican purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Project. The Company believes that San Lorenzo has no valid basis for any claim and , if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

BIR AUDIT

The Bureau of Internal Revenue ("BIR"), consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2001, 2000 and 1999. In addition, the BIR has issued letters of authority to audit the tax years 1998, 1997 and 1996. The only basis on which tax years prior to 1999 can be audited is if the BIR successfully argues in a Philippine administrative or court proceeding that the tax returns for those years are false or fraudulent in some respect. The Company believes that any allegations that such tax years' filings are false or fraudulent are without merit and accordingly that any audit of such tax years is improper and without proper legal basis, although the outcome of any audit by the Philippine tax authorities in light of the government's public statements to increase tax revenues is uncertain. If the Company is ultimately held liable the amounts assessed may be material. The Company further believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt and notes payable. Material obligations as of December 31, 2002 are as follows (in thousands):


----------------------------------------------------------------------------------
                                      Payments Due by Period
----------------------------------------------------------------------------------
                                              Less Than    2-3      4-5    After 5
Contractual cash obligations          Total    1 Year     Years    Years    Years
----------------------------------------------------------------------------------
(in thousands)
Long-term debt                       $287,925  $41,468  $104,112  $73,745  $68,600
Other long-term obligations            51,263     --      51,263     --       --
--------------------------------------------------------------------------------
Total contractual cash obligations   $339,188  $41,468  $155,375  $73,745  $68,600
--------------------------------------------------------------------------------


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

Interest Rate Risk
------------------

At December 31, 2002, the Company had fixed-rate long-term debt of $287.9 million in principal amount and having a fair value of $288.1 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $12.8 million if interest rates were to increase by 10% from their levels at December 31, 2002. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Report of Independent Accountants                                       21


     Balance Sheets as of December 31, 2002 and 2001                         22


     Statements of Income for Each of the Three Years in the Period
       Ended December 31, 2002                                               23

     Statements of Changes in Stockholders' Equity for Each of the Three
       Years in the Period Ended December 31, 2002                           24


     Statements of Cash Flows for Each of the Three Years in the Period
       Ended December 31, 2002                                               25


     Notes to Financial Statements                                           26

Report of Independent Accountants

To the Board of Directors and Stockholders of CE CASECNAN WATER AND ENERGY COMPANY, INC.


We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of December 31, 2002 and 2001, and the related statements of income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ JOAQUIN CUNANAN & CO.

JOAQUIN CUNANAN & CO.
A PRICEWATERHOUSECOOPERS MEMBER FIRM


Makati City, Philippines
January 24, 2003

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001
             (Amounts in thousands U.S. Dollars, except share data)

====================================================================================
                                                                2002         2001
------------------------------------------------------------------------------------

                                      ASSETS

Current assets:
  Cash and cash equivalents                                   $    705    $   1,078
  Trade receivable, net (Note 3)                                51,515        8,012
  Accrued interest and other receivable                          7,009        6,601
  Prepaid insurance                                              3,532        1,813
  Other current assets                                           2,030        1,472
------------------------------------------------------------------------------------
    Total current assets                                        64,791       18,976
Restricted cash and investments (Note 2)                         7,078        5,978
Bond issue costs, net (Note 2)                                   5,218        6,712
Property, plant and equipment, net (Notes 2 and 4)             453,507      466,455
Deferred income tax (Notes 2 and 6)                              5,371        5,371
Other assets                                                     5,542       11,700
------------------------------------------------------------------------------------
                                                              $541,507    $ 515,192
====================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses (Note 8)              $ 10,785    $   4,626
  Accrued interest on notes payable                              2,048          192
  Accrued interest on long-term debts                            4,223        5,014
  Payable to affiliates (Note 7)                                33,342       34,507
  Current portion of long-term debt (Notes 5)                   41,468       35,200
------------------------------------------------------------------------------------
    Total current liabilities                                   91,866       79,539
------------------------------------------------------------------------------------
Notes payable (Notes 7)                                         51,263       40,763
------------------------------------------------------------------------------------
Long-term debts, net of current portion (Notes 5)              246,457      287,925
------------------------------------------------------------------------------------
Commitments and contingencies (Note 9)
------------------------------------------------------------------------------------
Stockholders' equity
  Capital stock
  Authorized - 2,148,000 shares at one Philippine peso
       ($0.038) par value per share
    Issued and outstanding - 767,162 shares                         29           29
  Additional paid-in capital                                   123,807      123,807
  Retained earnings (deficit)                                   28,085      (16,871)
------------------------------------------------------------------------------------
                                                               151,921      106,965
------------------------------------------------------------------------------------
                                                              $541,507    $ 515,192
====================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                              STATEMENTS OF INCOME
               FOR THE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
             (Amounts in thousands U.S. Dollars, except share data)

====================================================================================
                                                  2002          2001         2000
------------------------------------------------------------------------------------
Revenues (Notes 2 and 3)
  Delivery of water                            $  82,564     $   4,114     $    --
  Sale of electricity                             55,700         4,060          --
------------------------------------------------------------------------------------
                                                 138,264         8,174          --
------------------------------------------------------------------------------------
Operating expenses
  Depreciation (Note 2)                           23,211         1,249          --
  Plant operations                                10,093         2,152           451
  Doubtful accounts expense (Note 3)              11,545           521          --
------------------------------------------------------------------------------------
                                                  44,849         3,922           451
------------------------------------------------------------------------------------
Operating income (loss)                           93,415         4,252          (451)
-------------------------------------------------------------------------------------
Other income (expenses)
  Interest expense (Notes 5 and 7)               (42,508)      (44,162)      (48,349)
  Capitalized interest (Note 2)                     --          41,652        47,454
  Interest income                                    236         1,450         7,605
  Other                                             (105)         --            --
------------------------------------------------------------------------------------
                                                 (42,377)       (1,060)        6,710
Income before provision for income tax            51,038         3,192         6,259
Provision for income taxes (Note 6 and Note 9)     6,082           325         1,402
Net income                                     $  44,956     $   2,867     $   4,857
====================================================================================

Net income per share (Note 2)                  $   58.60     $    3.74     $    6.33
====================================================================================
Average number of common shares outstanding      767,162       767,162       767,162
====================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
             (Amounts in thousands U.S. Dollars, except share data)

==========================================================================================
                                Outstanding            Additional   Retained
                                  Common     Common     Paid-in     Earnings
                                  Shares      Stock      Capital    (Deficit)       Total
------------------------------------------------------------------------------------------
Balance, January 1, 2000           767,162     $29     $123,807     $(24,595)     $ 99,241
Net income                            --        --         --          4,857         4,857
------------------------------------------------------------------------------------------
Balance, December 31, 2000         767,162      29      123,807      (19,738)      104,098
Net income                            --        --         --          2,867         2,867
------------------------------------------------------------------------------------------
Balance, December 31, 2001         767,162      29      123,807      (16,871)      106,965
Net income                            --        --         --         44,956        44,956
------------------------------------------------------------------------------------------
Balance, December 31, 2002         767,162     $29     $123,807     $ 28,085      $151,921
==========================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
                       (Amounts in thousands U.S. Dollars)

========================================================================================================
                                                                        2002         2001         2000
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                          $ 44,956     $  2,867     $  4,857
  Adjustments to reconcile net income to
    net cash provided by (used in) operating  activities:
      Depreciation                                                      23,211        1,249         --
      Amortization of bond issue costs                                   1,494        1,603        2,270
      Provision for deferred income tax                                   --            325        1,402
    Changes in assets and liabilities
      Increase in trade receivable, net                                (43,503)      (8,012)        --
      Decrease (increase) in accrued interest and other receivable        (408)      (6,028)       1,177
      Increase in prepaid insurance                                     (1,719)      (1,813)        --
      Increase other current assets                                       (558)      (1,430)         (42)
      Increase in accounts payable and accrued expenses                  6,159          385          381
      Decrease in accrued interest on long-term debts                     (791)        (551)        --
      Increase in accrued interest on notes payable                      1,856          192         --
      Decrease (increase) in other assets                                6,158      (11,700)        --
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     36,855      (22,913)      10,045
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to development and construction costs                      (10,263)     (48,583)     (82,713)
  Liquidated damages received                                             --          5,978         --
  Decrease (increase) in restricted:
    Cash and short-term investments                                     (1,100)      (5,978)      42,063
    Investments                                                           --         41,945       74,253
  Increase (decrease) in accounts payable and accrued
    expenses related to development and  construction costs               --          3,281      (35,489)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (11,363)      (3,357)      (1,886)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Increase (decrease) in payable to affiliates                          (1,165)      15,507        8,976
  Payment of long-term debt                                            (35,200)     (29,625)     (18,750)
  Proceeds from notes payable                                           10,500       40,763         --
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    (25,865)      26,645       (9,774)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           (373)         375       (1,615)
Cash at beginning of year                                                1,078          703        2,318
--------------------------------------------------------------------------------------------------------
Cash at end of year                                                   $    705     $  1,078     $    703
========================================================================================================
Supplemental disclosure of cash flow information
  Interest paid during the period (net of
  amount capitalized)                                                 $ 39,949     $  1,267     $ (1,259)
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts in U.S. Dollars, unless indicated otherwise)


NOTE 1 - ORGANIZATION AND OPERATIONS
------------------------------------

CE Casecnan Water and Energy Company, Inc. (the "Company") was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The purpose of the Company is to design, develop, construct, erect, assemble, commission, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Philippine Government or any government-owned or controlled corporation.

The Company has a contract with the Philippine Government, through the Philippine National Irrigation Administration ("NIA") (a government-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement ("Project Agreement"), covering a 20-year cooperation period ("Cooperation Period") with "take-or-pay" obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the "Casecnan Project") will be transferred to the Philippine Government at no cost on an "as is" basis. The Philippine Government also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995.

The Casecnan Project commenced commercial operations on December 11, 2001. Prior to this date, the Company was considered to be a development stage enterprise. Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that its indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

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

In January 2003, CE Casecnan, Ltd. assigned its 70% stockholding in the Company to CE Casecnan II, Inc., a Philippine company, in exchange for the latter's shares of stock. Consequently, the Company became 70% owned by CE Casecnan II, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The more significant accounting policies and practices of the Company are set forth below:

BASIS OF PRESENTATION. The functional and reporting currency of the Company is the United States Dollar. Gains or losses resulting from translation of monetary assets and liabilities in foreign currencies are not material.

RESTRICTED CASH AND INVESTMENTS are composed of debt service funds that are legally restricted as to their use and require the maintenance of specific minimum balances. Such cash and investments are primarily in the form of commercial paper and money market securities.

Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 2002 approximates their fair value, which is based on quoted market prices as provided by the financial institution holding the investments.

BOND ISSUE COSTS consist of costs incurred in the issuance of senior secured notes and bonds and are deferred and amortized over the term of the notes and bonds using the effective interest rate method. Amortization of bond issue costs is capitalized during the construction period and charged to operations, as an interest expense, upon commercial operations of the Casecnan Project.

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

INTEREST ON LONG-TERM debt was capitalized as part of the cost of capital projects during the construction period. During the Cooperation Period interest on long-term debt is charged to operations.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS is based on the Company's assessment of the collectibility of payments from NIA. This assessment requires judgment regarding the outcome of pending disputes and the ability of the customer to pay the amounts owed to the Company. Any change in the Company's assessment of the collectibility of accounts receivable that was not previously provided for could significantly impact the calculation of such allowance and the results of operations.

NET INCOME PER SHARE is based on the weighted average number of common shares outstanding during the period. As the Company does not have any potential common shares outstanding such as stock options, warrants or convertible debt, there is no calculation of diluted earnings per share.

LONG-LIVED ASSETS are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

REVENUES from sale of electricity and delivery of water are recognized as income during the period in which actual capacity is generated and delivered to the customer. The water delivery fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on 801.9 million cubic meters of water flow past the water delivery point per year, pro-rated to 66.8 million cubic meters per month. The unit price for water is set at $0.029 per cubic meter (subject to adjustment as set forth in the Project Agreement) as of January 1, 1994 and escalated at seven and one-half percent (7.5%) per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last fifteen years of the Cooperation Period. The unit price for water is to be adjusted by $.00043 for each $1.0 million of certain taxes and fees paid by the Company as specified in the Project Agreement. The unit price of water as of December 31, 2002 is $0.1017. Actual deliveries of water greater than or less than 66.8 million cubic meters in any month will not result in any adjustment of the water delivery fee. The guaranteed energy fee is a fixed monthly amount, to be received in US Dollars at the end of each month, based on energy deliveries of 228.0 million kilowatt-hour (kWh) per year, pro-rated to
19.0 million kWh per month. Actual deliveries of energy less than 19.0 million kWh per month will not result in any reduction of the guaranteed energy fee but will result in an adjustment to the excess energy fee. The unit price for guaranteed energy is $0.1596 per kWh. The excess energy fee is a variable amount, to be received in US Dollars at the end of each month, for electrical energy delivered in excess of 19.0 million kWh. No excess energy delivery fee will be due until all cumulative electrical energy shortfalls in previous months have been made up. At December 31, 2002, there was no cumulative electrical energy shortfall. The unit price of excess energy is $0.1509 per kWh.

Interest and other income are recognized when earned.

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

RECLASSIFICATION. Certain accounts in the 2001 and 2000 financial statements were reclassified to conform to the 2002 financial statement presentation. Such reclassification did not impact previously reported net income or retained earnings (deficit).

NOTE 3 - TRADE RECEIVABLE, NET
------------------------------

Trade receivable, net pertains to the receivable due from NIA for water delivered to NIA and the electricity generated and delivered by the Company to the Philippine National Power Corporation on behalf of NIA. Trade receivable, net at December 31 consists of the following (in thousands):


----------------------------------------------------
                                     2002      2001
----------------------------------------------------
Water delivery fee                 $52,854    $4,474
Guaranteed energy delivery fee       6,709     2,059
Excess energy delivery fee           4,018     2,000
----------------------------------------------------
                                    63,581     8,533
Allowance for doubtful accounts     12,066       521
----------------------------------------------------
                                   $51,515    $8,012
====================================================


NIA has paid all amounts due for energy delivery fees under the Project Agreement as of December 31, 2002, and all amounts invoiced for water delivery fees under the Project Agreement except the tax compensation portion of the water delivery fees, none of which has been paid.

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of December 31, 2002, CE Casecnan has paid approximately $56.7 million in taxes, which as a result of the foregoing provisions had resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month, which relates to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce. NIA is expected to file its answer late in the first quarter or early in the second quarter, 2003. The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing is scheduled for the second quarter, 2003.

Included in total revenues of $138.3 million and $8.2 million for 2002 and 2001 respectively, are $34.5 million and $1.8 million respectively, of tax compensation for water delivery fees under the Project Agreement. As of December 31, 2002 and 2001, the cumulative unpaid portion of such fees totaled $36.3 million and $1.8 million, respectively. As mentioned above, NIA has not yet paid any of this portion of the fees. The allowance for doubtful accounts as of December 31, 2002 and 2001 represents the Company's current estimate of the uncollectible portion of the amounts due from NIA. Any change in the Company's assessment of the potential outcome of such dispute could significantly impact such allowance and the results of operations.

NOTE 4 - PROPERTY PLANT AND EQUIPMENT, NET
------------------------------------------

Property, plant and equipment at December 31 consist of the following (in thousands):

------------------------------------------------------------------------
                                                    2002          2001
------------------------------------------------------------------------
Hydroelectric power plant                         $476,786      $467,485
Office and building structures                         244             -
Transportation and other equipment                     501            44
------------------------------------------------------------------------
                                                   477,531       467,529
Less - accumulated depreciation                     24,460         1,249
------------------------------------------------------------------------
                                                   453,071       466,280
Construction in progress                               436           175
------------------------------------------------------------------------
                                                  $453,507      $466,455
------------------------------------------------------------------------


NOTE 5 - LONG-TERM DEBT
-----------------------

On November 27, 1995, the Company issued $371.5 million worth of notes and bonds (the "Securities") to finance the construction of the Casecnan Project. These debts consisted of $75.0 million Senior Secured Floating Rate Notes ("FRNs") bearing interest at LIBOR plus 3.00%, which were paid in installments through November 15, 2002; $125.0 million Senior Secured Series A Notes ("Series A Notes") with interest at 11.45% payable in semiannual installments up to 2005; and $171.5 million Senior Secured Series B Bonds ("Series B Bonds") with interest at 11.95% payable in semiannual installments up to 2010. For the year ended December 31, 2002, the Series A Notes and Series B Bonds had effective interest rates of 13.13% and 13.57%, respectively, inclusive of bond issue cost amortization. The effective interest rate for the FRNs fluctuated between 5.59% and 10.72% in 2001 and 5.88% and 6.29% prior to being repaid in 2002. Semi-annual interest payments on Series A Notes and Series B Bonds commenced on May 15, 1996.

The repayment schedule is as follows (in thousands):

-------------------------------------------------------------
              Series A notes     Series B bonds        Total
-------------------------------------------------------------
2003             $33,750            $ 7,718           $41,468
2004              42,500              6,860            49,360
2005              48,750              6,002            54,752
2006                --               36,015            36,015
2007                --               37,730            37,730
2008                --               37,730            37,730
2009                --               13,720            13,720
2010                --               17,150            17,150
-------------------------------------------------------------
                $125,000           $162,925          $287,925
=============================================================

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

The Securities are subject to certain optional and mandatory redemption schemes as provided for in the Trust Indenture. On and after the seventh anniversary of the Closing (as defined in the Trust Indenture) of the Casecnan Project financing, the Series A Notes are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date. The Series B Bonds are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the redemption date plus a premium, calculated to "make whole" to comparable U.S. treasury Securities plus 150 basis points. The Company also had the option to redeem the securities, in whole or in part, at par plus accrued interest at any time if, as a result of any change in Philippine tax law or in the application or interpretation of Philippine tax law occurring after the date of issuance of the Securities, the Company is required to pay certain additional amounts described in the Trust Indenture. The Securities are subject to mandatory redemption, pro rata, at par plus accrued interest to the redemption date, (a) upon the receipt by the Company of loss proceeds that exceed $15 million in respect of certain events of property or casualty loss or similar events, unless the funds are to be utilized by the Company for an Approved Restoration Plan; or
(b) upon the receipt by the Company of proceeds realized in connection with a Project Agreement Buyout.

When a Change in Control occurs, each holder of the Securities ("Holder") will have the right to require the Company to repurchase all or any part of such Holder's Securities at a cash purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase in accordance with the procedures set forth in the Trust Indenture. There is no assurance that upon a Change in Control the Company will have sufficient funds to repurchase the Securities.

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm's length transactions or agreements with affiliates; material change in the Turnkey Construction Contract; sale, lease, or transfer of properties material to the Casecnan Project, among others. In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement with Chemical Trust Company of California ("Chemical Trust") and Kiewit Diversified Group (a predecessor stockholder) whereby Chemical Trust acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and Securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds, which include a Capital Contribution Fund. Pursuant to this requirement, the Company's stockholders deposited an aggregate capital contribution of approximately US$123.3 million to the fund, which was strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds were fully utilized. The contributions are included in the "Additional paid-in capital" account in the balance sheets.

NOTE 6 - INCOME TAXES
---------------------

Tax expense in 2002 of $6.1 million consists of a payment to the Philippine BIR for the settlement of taxes related to interest income for the years 2001, 2000 and 1999. Since commencing commercial operations in December 2001, the Company has incurred no income tax expense on its results from operations due to the availment of a six year income tax holiday received from the Philippine Board of Investments. The Company's deferred income tax asset of $5.4 million as of December 31, 2002 and 2001(net of a valuation allowance of $2.4 million) consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs, and the allowance for doubtful accounts. The valuation allowance is recognized for the portion of the deferred income tax asset for which it is more likely than not that the tax benefit will not be realized due to the income tax holiday.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $33.3 million and $34.5 million at December 31, 2002 and 2001, respectively. Costs incurred by the Company in transactions with related parties amounted to $1.3 million, $0.5 million and $7.0 million in 2002, 2001 and 2000, respectively.

As of December 31, 2002, the Company has issued $51.3 million of unsecured subordinated notes payable (2001 - $40.8 million) to CE Casecnan Ltd., a stockholder, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Interest expense on the unsecured notes was $1.9 million and $0.2 million in 2002 and 2001, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. At December 31, 2002, the effective interest rate on the notes was 3.4%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

Accounts payable and accrued expenses at December 31 consist of the following (in thousands):

================================================================================
                                                       2002        2001
--------------------------------------------------------------------------------
Accounts payable and accrued expense                 $ 3,463      $1,223
Accrued contractor's fees                              1,902       1,783
Accrued liquidated damages                             5,420       1,620
--------------------------------------------------------------------------------
                                                     $10,785      $4,626
================================================================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Replacement contract
--------------------

The Casecnan Project was initially constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. On May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2002, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at the end of December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The arbitral tribunal has requested the parties to indicate the earliest possible date on which they are available and will then reschedule the hearings.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, the Company would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, the Company could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims.

Casecnan NIA Arbitration
------------------------

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of December 31, 2002, CE Casecnan has paid approximately $56.7 million in taxes, which as a result of the foregoing provisions had resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month, which relates to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce. NIA is expected to file its answer late in the first quarter or early in the second quarter, 2003. The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing is scheduled for the second quarter, 2003.

Project transmission line
-------------------------

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company was liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of December 31, 2002, payable to NIA for 120 days of delay and this is shown as part of accounts payable and accrued expenses in the balance sheets.

Casecnan Stockholder Litigation
-------------------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company MidAmerican purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Project. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

Concentration of risk
---------------------

NIA's payments of obligations under the Project Agreement will be substantially denominated in United States Dollars and are expected to be the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

Regulatory environment
----------------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (EPIRA), which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company's future operations in the Philippines and the Philippines power industry as a whole, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. No further Senate hearings are scheduled at this time although hearings before a Philippine House committee are scheduled for the first quarter of 2003.

BIR Audit
---------

The Bureau of Internal Revenue ("BIR"), consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2001, 2000 and 1999. In addition, the BIR has issued letters of authority to audit the tax years 1998, 1997 and 1996. The only basis on which tax years prior to 1999 can be audited is if the BIR successfully argues in a Philippine administrative or court proceeding that the tax returns for those years are false or fraudulent in some respect. The Company believes that any allegations that such tax years' filings are false or fraudulent are without merit and accordingly that any audit of such tax years is improper and without proper legal basis, although the outcome of any audit by the Philippine tax authorities in light of the government's public statements to increase tax revenues is uncertain. If the Company is ultimately held liable the amounts assessed may be material. The Company further believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

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

Cash, trade receivable, accounts payable and accrued expenses
-------------------------------------------------------------

The  carrying   amounts  reported  in  the  balance  sheets  for  these  amounts approximate fair value due to the liquidity, the short maturity and nature of such items.

Notes payable
-------------

The carrying amount reported in the balance sheets approximates fair value in the absence of quoted market prices.

Long-term debts
---------------

The fair value of the Company's long-term debts is estimated based on quoted market prices of similar types of arrangements. At December 31, 2002, the Company had fixed-rate long-term debt of $287.9 million in principal amount and having a fair value of $288.1 million. At December 31, 2001, the Company had fixed-rate long-term debt of $323.1 million in principal amount and having a fair value of $294.4 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $12.8 million if interest rates were to increase by 10% from their levels at December 31, 2002. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

NAME                          AGE     POSITION

David L. Sokol                46      Director and Chairman
Gregory E. Abel               40      Vice Chairman
David A. Baldwin              38      Director and President
James D. Stallmeyer           45      Vice President
Patrick J. Goodman            36      Director, Senior Vice President and Chief
                                        Financial Officer
Douglas L. Anderson           45      Director, Senior Vice President, General
                                        Counsel and Assistant Secretary
Brian K. Hankel               40      Vice President and Treasurer
Jose Sandejas                 66      Director and Corporate Secretary
Paul J. Leighton              49      Assistant Corporate Secretary
Jose Jaime Cruz               32      Director and Assistant Corporate Secretary
Marivic Punzalan-Espiritu     35      Director
Scott LaPrairie               45      Director
Linda Castillo                43      Director

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

GREGORY E. ABEL. In addition to serving as Vice Chairman and President of the Company, Mr. Abel is President and Chief Operating Officer of MidAmerican. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

DAVID A. BALDWIN. In addition to serving as Director, and President for the Company, Mr. Baldwin is President and General Manager, Philippines for MidAmerican. From December 1996 to June 1997, Mr. Baldwin served as Vice President, Project Development for Asia Power Ltd. in Hong Kong. From October 1994 to December 1996, Mr. Baldwin was Project Director at SouthPac Corporation Ltd. in New Zealand and, prior to that, he held a series of project management and engineering positions at Shell International in the Netherlands and New Zealand.

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

PATRICK J. GOODMAN. In addition to serving as Director, Senior Vice President and Chief Financial Officer for the Company, Mr. Goodman is Senior Vice
President and Chief Financial Officer for MidAmerican. Mr. Goodman joined MidAmerican in June 1995, and served as in various accounting positions, including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

DOUGLAS L. ANDERSON. In addition to serving as Director, Senior Vice President, General Counsel and Assistant Secretary for the Company, Mr. Anderson is Senior Vice President, General Counsel and Corporate Secretary of MidAmerican. Mr. Anderson joined MidAmerican in February 1993. Prior to that, Mr. Anderson was in private practice.

BRIAN K. HANKEL. In addition to serving as Vice President and Treasurer for the Company, Mr. Hankel is Vice President and Treasurer for MidAmerican. Mr. Hankel joined MidAmerican in February 1992 as a Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992.

JOSE SANDEJAS. In addition to serving as a Director and Corporate Secretary of the Company, Mr. Sandejas is a partner with the law firm of Quisumbing Torres.

PAUL J. LEIGHTON. In addition to serving as Assistant Corporate Secretary, Mr. Leighton is also Vice President, Corporate Law, Assistant General Counsel and Assistant Secretary of MidAmerican. Mr. Leighton has served as Corporate Secretary for MidAmerican and its predecessor companies since 1988 and as an attorney since 1978.

JOSE JAIME CRUZ. In addition to serving as a Director and Assistant Corporate Secretary of the Company, Mr. Cruz is an attorney with the law firm of Quisumbing Torres.

MARIVIC PUNZALAN-ESPIRITU. In addition to serving as a Director of the Company, Ms. Punzalan-Espiritu is a partner with the law firm of Quisumbing Torres.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DESCRIPTION OF CAPITAL STOCK

As of December 31, 2002, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 Philippine peso ($0.038) per share (the "Common Stock"), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2002 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

The Trust Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to all persons who own beneficially more than 5% of the common stock and by all directors and officers of the Company as a group.

                                                                   Number Of        % Of Common
Name and Address of Owner                                          Shares Owned*    Stock Owned
-------------------------                                          -------------    -----------
1.  CE Casecnan, Ltd. (1)                                            652,005        85% (2)(3)
    a Bermuda corporation
    c/o Conyers Dill & Pearman
    Clarendon House
    P.O. Box 666 Hamilton, Bermuda HM CX

2.  LaPrairie Group Contractors (International), Ltd. ("LPG")        115,074        15% (4)
    a Barbados corporation
    c/o P.O.  Box 690C
    Bridgetown, Barbados

*In addition, each director of the Company owns one share in the Company as required by Philippine law.

(1) MidAmerican indirectly owns CE Casecnan, Ltd., a Bermuda corporation which is the registered owner of the shares.

(2) Pursuant to the share ownership adjustment mechanism in the Stockholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd, has advised the minority stockholders that MidAmerican's ownership interest in the Company will increase to 100%. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. Number of shares owned subject to upward adjustment based on the absence of the timely exercise of the option specified in note (4) below.

(3) Includes 115,000 shares beneficial ownership of which was purchased from San Lorenzo Ruiz Builders and Developers Group Inc. in 1998, with an option in favor of San Lorenzo to repurchase those shares at project completion.

(4) Pursuant to the share ownership adjustment mechanism in the Stockholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican Energy Holdings Company ("MidAmerican"), through its wholly owned indirect subsidiary CE Casecnan Ltd, has advised the minority stockholders that MidAmerican's ownership interest in the Company has increased to 100%. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures: Based on our evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange
Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on November 14, 2002 to report under Item 9 that the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed on November 14, 2002, by CE Casecnan Water and Energy Company, Inc. was accompanied by certification by the President, David A. Baldwin and Chief Financial Officer, Patrick J. Goodman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to file a copy of each of those certifications as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on March 28, 2003.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.



                   By:  /s/ * David A. Baldwin
                        ----------------------
                        David A. Baldwin
                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature                          Title                                        Date
---------                          -----                                        ----

/s/ David L. Sokol*                Director and Chairman of the Board           March 28, 2003
-------------------
David L. Sokol

/s/ David A. Baldwin*              Director and President                       March 28, 2003
---------------------
David A. Baldwin                   (Principal Executive Officer)

/s/ Patrick J. Goodman*            Director, Senior Vice President              March 28, 2003
-----------------------              and Chief Financial Officer
Patrick J. Goodman                 (Principal Financial Officer)

/s/ Douglas L. Anderson            Director, Senor Vice President, General      March 28, 2003
-----------------------              Counsel and Assistant Secretary
Douglas L. Anderson

/s/ Linda B. Castillo*             Director                                     March 28, 2003
----------------------
Linda B. Castillo



*By: /s/ Douglas L. Anderson
     -----------------------
     Douglas L. Anderson
     Attorney-in-Fact

                     SECTION 302 CERTIFICATION FOR FORM 10-K


                                 CERTIFICATIONS
                                 --------------


I, David A. Baldwin, certify that:


1. I have reviewed this annual report on Form 10-K of CE Casecnan Water and Energy Company, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                /s/ David A. Baldwin
                                -------------------------
                                    David A. Baldwin
                                    President
                                (chief executive officer)

I, Patrick J. Goodman, certify that:


1. I have reviewed this annual report on Form 10-K of CE Casecnan Water and Energy Company, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28,  2003


                           /s/ Patrick J. Goodman
                           -------------------------
                               Patrick J. Goodman
                           Senior Vice President and
                           Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.    Description of Exhibit
-----------    ----------------------

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

24             Power of Attorney

99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.