Form 10-Q
period 2003-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2003-05-12
CIK 1006402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                          Commission File No. 001-12995

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

               Philippines                                   Not Applicable
        ------------------------------                     -------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

   24th Floor, 6750 Building, Ayala Avenue
      Makati, Metro Manila, Philippines                      Not Applicable
      ---------------------------------                      --------------
  (Address of principal executive offices)                     (Zip Code)

                                 (632) 892-0276
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of May 12, 2003, 767,162 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........19
Item 4.    Controls and Procedures............................................19

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................20
Item 2.    Changes in Securities and Use of Proceeds..........................20
Item 3.    Defaults Upon Senior Securities....................................20
Item 4.    Submission of Matters to a Vote of Security Holders................20
Item 5.    Other Information..................................................20
Item 6.    Exhibits and Reports on Form 8-K...................................20

SIGNATURES....................................................................21
CERTIFICATIONS................................................................22
EXHIBIT INDEX.................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of March 31, 2003 and the related statements of operations and of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002, and the related statements of operations, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/ Joaquin Cunanan & Co.
JOAQUIN CUNANAN & CO.
A PricewaterhouseCoopers Member Firm


Makati City, Philippines
April 21, 2003

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                                 BALANCE SHEETS
                (In thousands of U.S. Dollars, except share data)

                                                                                 AS OF
                                                                         -----------------------
                                                                         MARCH 31,  DECEMBER 31,
                                                                            2003        2002
                                                                         ---------  ------------
                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................................    $  4,040    $    705
  Trade receivable, net ..............................................      48,237      51,515
  Accrued interest and other receivable ..............................       8,514       7,009
  Prepaid insurance ..................................................       2,469       3,532
  Other current assets ...............................................       2,561       2,030
                                                                          --------    --------
    Total current assets .............................................      65,821      64,791
                                                                          --------    --------
Restricted cash and investments ......................................      32,058       7,078
Bond issue costs, net ................................................       4,879       5,218
Property, plant and equipment, net ...................................     449,421     453,507
Deferred income tax ..................................................       5,371       5,371
Other assets .........................................................       2,472       5,542
                                                                          --------    --------
TOTAL ASSETS .........................................................    $560,022    $541,507
                                                                          ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ..............................    $ 11,236    $ 10,785
  Accrued interest on notes payable ..................................       2,478       2,048
  Accrued interest on long-term debts ................................      12,668       4,223
  Payable to affiliates ..............................................      34,023      33,342
  Current portion of long-term debt ..................................      41,468      41,468
                                                                          --------    --------
    Total current liabilities ........................................     101,873      91,866
                                                                          --------    --------

Notes payable ........................................................      51,263      51,263
Long-term debts, net of current portion ..............................     246,457     246,457
                                                                          --------    --------
  Total liabilities ..................................................     399,593     389,586
                                                                          --------    --------

Commitments and contingencies (Note 4)

Stockholders' equity:
Capital stock - authorized 2,148,000 shares, one Philippine peso
  ($0.038) par value; 767,162 shares issued and outstanding ..........          29          29
Additional paid-in capital ...........................................     123,807     123,807
Retained earnings ....................................................      36,593      28,085
                                                                          --------    --------
  Total stockholders' equity .........................................     160,429     151,921
                                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................    $560,022    $541,507
                                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                (In thousands of U.S. Dollars, except share data)


                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                        ----------------------
                                                          2003         2002
                                                        ---------    ---------
                                                            (UNAUDITED)
     REVENUE:
       Delivery of water ............................   $  22,442    $  18,488
       Sale of electricity ..........................       9,057        9,094
                                                        ---------    ---------
         Total revenue ..............................      31,499       27,582
                                                        ---------    ---------
     OPERATING EXPENSES:
       Depreciation .................................       5,673        6,140
       Plant operations .............................       3,176        1,737
       Doubtful accounts ............................       4,067        2,260
                                                        ---------    ---------
         Total operating expenses ...................      12,916       10,137
                                                        ---------    ---------

     OPERATING INCOME ...............................      18,583       17,445

     OTHER INCOME (EXPENSE):
       Interest expense .............................     (10,153)     (10,797)
       Other, net ...................................          78           27
                                                        ---------    ---------
         Total other expense, net ...................     (10,075)     (10,770)
                                                        ---------    ---------

     INCOME BEFORE PROVISION FOR INCOME TAXES .......       8,508        6,675
     Provision for income taxes .....................          --           --
                                                        ---------    ---------
     NET INCOME .....................................   $   8,508    $   6,675
                                                        =========    =========

     NET INCOME PER SHARE ...........................   $   11.09    $    8.70
                                                        =========    =========
     Average number of common shares outstanding ....     767,162      767,162
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         --------------------
                                                                           2003        2002
                                                                         --------    --------
                                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................   $  8,508    $  6,675
  Adjustments to reconcile net cash flows from operating activities:
    Depreciation .....................................................      5,673       6,140
    Amortization of bond issue costs .................................        339         374
    Changes in other items:
      Trade receivable, net ..........................................      3,278     (14,996)
      Accrued interest and other receivable ..........................     (1,505)     (1,536)
      Prepaid insurance and other current assets .....................        532         461
      Accounts payable and accrued expenses ..........................        451       1,138
      Accrued interest ...............................................      8,875       8,598
                                                                         --------    --------
        Net cash flows from operating activities .....................     26,151       6,854
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to development property, plant and equipment .............     (1,587)       (700)
  Other assets .......................................................      3,070       3,153
                                                                         --------    --------
    Net cash flows from investing activities .........................      1,483       2,453
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash ........................................    (24,980)     (8,004)
  Increase (decrease) in payable to affiliates .......................        681        (593)
                                                                         --------    --------
    Net cash flows from financing activities .........................    (24,299)     (8,597)
                                                                         --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................      3,335         710
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................        705       1,078
                                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $  4,040    $  1,788
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE:
  Interest paid, net of amounts capitalized ..........................   $     --    $  1,834
                                                                         --------    ========
  Income taxes paid ..................................................   $     --    $     --
                                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  GENERAL

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the financial statements included therein.

The Company's operations consist of one reportable segment, the domestic water and electricity generation industry.

2.  TRADE RECEIVABLE, NET

Trade receivable, net pertains to the receivable due from the Philippine National Irrigation Administration ("NIA") for water delivered to NIA and the electricity generated and delivered by the Company to the Philippine National Power Corporation ("NPC") on behalf of NIA. Trade receivable, net at March 31, 2003 and December 31, 2002 consists of the following (in thousands):

                                             MARCH 31,    DECEMBER 31,
                                               2003           2002
                                             ---------    ------------
                                            (UNAUDITED)
     Water delivery fee .................     $ 60,694      $ 52,854
     Guaranteed energy delivery fee .....        3,676         6,709
     Excess energy delivery fee .........           --         4,018
                                              --------      --------
       Trade receivable .................       64,370        63,581
     Allowance for doubtful accounts ....      (16,133)      (12,066)
                                              --------      --------
       Trade receivable, net ............     $ 48,237      $ 51,515
                                              ========      ========

NIA has paid all amounts due for energy delivery fees under the Project Agreement as of March 31, 2003, and all amounts due for Water Delivery Fees under the Project Agreement except the tax compensation portion of the Water Delivery Fees, none of which has been paid.

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of March 31, 2003, CE Casecnan has paid approximately $58.1 million in taxes, which as a result of the foregoing provisions results in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward.
The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to law and to public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or an order for reformation of the Project Agreement. The Company intends to vigorously contest all of NIA's assertions and counterclaims.

The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing was held on April 28, 2003. Hearings on this matter are scheduled for July 2004.

Total revenue for the three months ended March 31, 2003 and 2002 were $31.5 million and $27.6 million, respectively. Included in these amounts, for the three months ended March 31, 2003 and 2002, were $9.6 million and $8.1 million, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid and the uncollectible portion of which the Company currently estimates to be $4.1 million and $2.3 million, respectively. As of March 31, 2003 and December 31, 2002, the cumulative unpaid portion of the tax compensation portion of the Water Delivery Fees invoiced since the start of commercial operations totaled $45.9 million and $36.3 million, respectively. The allowance for doubtful accounts as of March 31, 2003 and December 31, 2002 represents the Company's current estimate of the uncollectible portion of such unpaid portion of the Water Delivery Fees and does not reflect any projections related to future billings and their collections. Any change in the Company's assessment of the potential outcome of the pending arbitration with NIA, and future disputes, if any, could significantly impact such allowance and the results of operations. The receivable, net of the allowance for doubtful accounts for the period since commercial operations began, remains less than the amount of taxes paid.

3.  RELATED PARTY TRANSACTIONS

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $34.0 million and $33.3 million at March 31, 2003 and December 31, 2002, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.6 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003 and December 31, 2002, the Company has issued $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Interest expense on the unsecured notes was $0.4 million during the three months ended March 31, 2003 and 2002. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. At March 31, 2003, the effective interest rate on the notes was 3.4%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

4.  COMMITMENTS AND CONTINGENCIES

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

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of March 31, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at March 31, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The hearings have been rescheduled for June 30 through July 11, 2003.

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

Casecnan NIA Arbitration
------------------------

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of March 31, 2003, CE Casecnan has paid approximately $58.1 million in taxes, which as a result of the foregoing provisions results in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month, related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward.
The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. The Company intends to vigorously contest all of NIA's assertions and counterclaims.

The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing was held on April 28, 2003. Hearings on this matter are scheduled for July 2004.

Project Transmission Line
-------------------------

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Casecnan Project's related transmission line, the Company was liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Casecnan Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Casecnan Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of March 31, 2003 and December 31, 2002, payable to NIA for 120 days of delay and this is shown as part of accounts payable and accrued expenses in the balance sheets.

Casecnan Stockholder Litigation
-------------------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company ("MidAmerican"), through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and

MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company MidAmerican purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

BIR Audit
---------

The Bureau of Internal Revenue ("BIR"), consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2001 and 2000. In addition, the BIR has issued letters of authority to audit the tax years 1998, 1997 and 1996. The only basis on which tax years prior to 1999 can be audited is if the BIR successfully argues in a Philippine administrative or court proceeding that the tax returns for those years are false or fraudulent in some respect. The Company believes that any allegations that such tax years' filings are false or fraudulent are without merit and accordingly that any audit of such tax years is improper and without proper legal basis, although the outcome of any audit by the Philippine tax authorities in light of the government's public statements to increase tax revenues is uncertain. If the Company is ultimately held liable the amounts assessed may be material. The Company further believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

Political Risks
---------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 ("EPIRA"), which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Comapny's future operations in the Philippines and the Philippines power industry as a whole, the effect of which is not yet determinable and estimable.

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

On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited build-operate-transfer ("BOT") project for the development, construction and operation of the new Manila International Airport. Various members of Congress and labor unions initiated the action in the Philippine Supreme Court on September 17, 2002 seeking to enjoin the enforcement of the BOT agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO Consortium is unrelated to the Company. On March 4, 2003, PIATCO separately initiated an International Chamber of Commerce arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or non-governmental organizations. In a public speech on November 29, 2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

As previously disclosed, on April 24, 2003 Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to `BB' from `BB+' as a result of S&P's downgrade of the Republic of the Philippines. The downgrade of the Philippines by S&P reflected the Country's growing debt burden and fiscal rigidity.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Casecnan Water and Energy Company ("CE Casecnan" or the "Company"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Company's historical financial statements and the notes to those statements.

FORWARD-LOOKING STATEMENTS

From time to time, CE Casecnan may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of CE Casecnan's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts.
 These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, CE Casecnan has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

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

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of payments from the Philippine National Irrigation Administration ("NIA"). This assessment requires judgment regarding the outcome of pending disputes and the ability of the customer to pay the amounts owed to the Company. Any change in the Company's assessment of the collectibility of accounts receivable that was not previously provided for could significantly impact the calculation of such allowance and the results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenue increased $3.9 million or 14.1% to $31.5 million for the three months ended March 31, 2003 from $27.6 million for the three months ended March 31, 2002. Water delivery revenue increased to $22.4 million for the three months ended March 31, 2003 from $18.5 million for the three months ended March 31, 2002 and electricity sales revenue was $9.1 million for the three months ended March 31, 2003 and March 31, 2002. The increase in water fees was due to a 7.5% increase in Water Delivery Fee rate as a result of the annual escalation factor and the accrual of the revenue related to the additional taxes recoverable during operations pursuant to the contract. See Note 4 - "Commitments and Contingencies, Casecnan NIA Arbitration." Revenues from water delivery, guaranteed energy and excess energy generated and delivered are 71%, 29% and 0%, respectively, of the total revenue for the three months ended March 31, 2003 while 67%, 33% and 0%, respectively for the three months ended March 31, 2002.

Operating expenses increased $2.8 million or 27.7% to $12.9 million for the three months ended March 31, 2003 from $10.1 million for the three months ended March 31, 2002. The increase was caused by higher doubtful accounts expense, higher local business taxes, higher insurance premium amortization and higher legal costs. Included within operating expenses for the three months ended March 31, 2003 are depreciation, plant operations and doubtful accounts expense of $5.7 million, $3.2 million and $4.1 million, respectively. Depreciation decreased by $0.5 million while plant operations and doubtful accounts expense increased from prior year amounts of $1.7 million and $2.3 million, respectively.

Interest expense decreased $0.6 million or 5.6% to $10.2 million for the three months ended March 31, 2003 from $10.8 million for the three months ended March 31, 2002. The primary reason for the decrease was the repayment of the floating rate notes as well as a 5% reduction in the balance of the Series B bonds due to a principal payment of $8.6 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $4.0 million and $0.7 million at March 31, 2003 and December 31, 2002, respectively.

The Company generated cash flows from operations of $26.2 million for the three months ended March 31, 2003, compared with $6.9 million for the same period in 2002. The increase from 2002 was primarily due to the collection of November 2002 revenues in February 2003 instead of December 2002. In addition, operating cash flows in 2002 was lower due to the delayed payment of the February 2002 revenues in April 2002 instead of March 2002.

The Company provided $1.5 million from investing activities for the three months ended March 31, 2003, compared to $2.5 million for the same period in 2002. The decrease is due to increased cash used for additions to property, plant and equipment totaling $0.9 million over the amount for the same period in 2002.

The Company used $24.3 million in financing activities for the three months ended March 31, 2003, compared to $8.6 million for the same period in 2002. The increase is due to increased funding of the Company's debt service reserve fund totaling $17.0 million over the amount for the same period in 2002, partially offset by the Company's payable to affiliates increase of $0.7 million in the first three months of 2003 compared to a decrease of $0.6 million for the same period in 2002.

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-operate-transfer ("BOT") law, under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount.

The Republic of the Philippines has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA's payment obligations under the Project Agreement are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its obligations pertaining to its outstanding debt.

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

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor also has alleged that the circumstances in which the Company assumed control of the Casecnan Project and placed it into commercial operation on December 11, 2001 amounted to a repudiation of the Construction Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and in accordance with the rules of the International Chamber of Commerce.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of March 31, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at March 31, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The hearings have been rescheduled for June 30 through July 11, 2003.

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

Casecnan NIA Arbitration
------------------------

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of March 31, 2003, CE Casecnan has paid approximately $58.1 million in taxes, which as a result of the foregoing provisions results in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month, related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward.
The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. The Company intends to vigorously contest all of NIA's assertions and counterclaims.

The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing was held on April 28, 2003. Hearings on this matter are scheduled for July 2004.

Project Transmission Line
-------------------------

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Casecnan Project's related transmission line, the Company was liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Casecnan Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Casecnan Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of March 31, 2003 and December 31, 2002, payable to NIA for 120 days of delay and this is shown as part of accounts payable and accrued expenses in the balance sheets. In its counterclaim in the pending ICC arbitration, NIA has asserted that it is due approximately $7 million of liquidated damages as a result of the delayed completion of the Casecnan Project. See "Casecnan NIA Arbitration."

Casecnan Stockholder Litigation
-------------------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company ("MidAmerican"), through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company MidAmerican purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

BIR Audit
---------

The Bureau of Internal Revenue ("BIR"), consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2001 and 2000. In addition, the BIR has issued letters of authority to audit the tax years 1998, 1997 and 1996. The only basis on which tax years prior to 1999 can be audited is if the BIR successfully argues in a Philippine administrative or court proceeding that the tax returns for those years are false or fraudulent in some respect. The Company believes that any allegations that such tax years' filings are false or fraudulent are without merit and accordingly that any audit of such tax years is improper and without proper legal basis, although the outcome of any audit by the Philippine tax authorities in light of the government's public statements to increase tax revenues is uncertain. If the Company is ultimately held liable the amounts assessed may be material. The Company further believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

Political Risks
---------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 ("EPIRA"), which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Comapny's future operations in the Philippines and the Philippines power industry as a whole, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited build-operate-transfer ("BOT") project for the development, construction and operation of the new Manila International Airport. Various members of Congress and labor unions initiated the action in the Philippine Supreme Court on
September 17, 2002 seeking to enjoin the enforcement of the build-operate-transfer agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO Consortium is unrelated to the Company. On March 4, 2003, PIATCO separately initiated an International Chamber of Commerce arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or non-governmental organizations. In a public speech on November 29, 2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

As previously disclosed, on April 24, 2003 Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to `BB' from `BB+' as a result of S&P's downgrade of the Republic of the Philippines. The downgrade of the Philippines by S&P reflected the Country's growing debt burden and fiscal rigidity.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Casecnan's Annual Report on Form 10-K for the year ended December 31, 2002. CE Casecnan's exposure to market risk has not changed materially since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 4 to the financial statements and discussion in management's discussion and analysis.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b)      REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CE CASECNAN WATER AND ENERGY COMPANY, INC.
                               ------------------------------------------
                                              (Registrant)





Date:  May 12, 2003                         /s/  Patrick J. Goodman
                               -------------------------------------------------
                                                 Patrick J. Goodman
                               Senior Vice President and Chief Financial Officer

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

Date: May 12, 2003


                              /s/ David A. Baldwin
                            -------------------------
                                David A. Baldwin
                                    President
                            (chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

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



Date:  May 12, 2003


                             /s/ Patrick J. Goodman
                        --------------------------------
                               Patrick J. Goodman
               Senior Vice President and Chief Financial Officer
                           (chief financial officer)

                                  EXHIBIT INDEX

Exhibit No.
-----------

99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.