Form 10-Q
period 2003-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2003-08-05
CIK 1006402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                          Commission File No. 001-12995

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


              Philippines                              Not Applicable
    ---------------------------------               --------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 24th Floor, 6750 Building, Ayala Avenue
    Makati, Metro Manila, Philippines                  Not Applicable
    ---------------------------------                  --------------
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

As of July 31, 2003, 767,162 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................13
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........20
Item 4.    Controls and Procedures............................................20

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................21
Item 2.    Changes in Securities and Use of Proceeds..........................21
Item 3.    Defaults Upon Senior Securities....................................21
Item 4.    Submission of Matters to a Vote of Security Holders................21
Item 5.    Other Information..................................................21
Item 6.    Exhibits and Reports on Form 8-K...................................21

SIGNATURES....................................................................22
EXHIBIT INDEX.................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (the "Company") as of June 30, 2003 and the related statements of operations for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

/s/ Joaquin Cunanan & Co.

JOAQUIN CUNANAN & CO.
A PRICEWATERHOUSECOOPERS MEMBER FIRM
Makati City, Philippines
July 22, 2003

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                                 BALANCE SHEETS
                (In thousands of U.S. Dollars, except share data)

                                                                           AS OF
                                                                   ------------------------
                                                                   JUNE 30,    DECEMBER 31,
                                                                     2003         2002
                                                                   --------    ------------
                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  1,694       $    705
  Trade receivable, net ........................................     59,248         51,515
  Accrued interest and other receivable ........................      9,412          7,009
  Prepaid insurance and other current assets ...................      3,835          5,562
                                                                   --------       --------
    Total current assets .......................................     74,189         64,791
                                                                   --------       --------
Restricted cash and investments ................................     11,319          7,078
Bond issue costs, net ..........................................      4,539          5,218
Property, plant and equipment, net .............................    444,718        453,507
Deferred income tax ............................................      5,371          5,371
Other assets ...................................................          -          5,542
                                                                   --------       --------
TOTAL ASSETS ...................................................   $540,136       $541,507
                                                                   ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ........................   $  9,883       $ 10,785
  Accrued interest on notes payable ............................      2,903          2,048
  Accrued interest on long-term debts ..........................      3,924          4,223
  Payable to affiliates ........................................     34,304         33,342
  Current portion of long-term debt ............................     45,414         41,468
                                                                   --------       --------
    Total current liabilities ..................................     96,428         91,866
                                                                   --------       --------

Notes payable ..................................................     51,263         51,263
Long-term debts, net of current portion ........................    221,778        246,457
                                                                   --------       --------
  Total liabilities ............................................    369,469        389,586
                                                                   --------       --------

Commitments and contingencies (Notes 2 and 4)

Stockholders' equity:
Capital stock - authorized 2,148,000 shares, one Philippine peso
  ($0.038) par value; 767,162 shares issued and outstanding ....         29             29
Additional paid-in capital .....................................    123,807        123,807
Retained earnings ..............................................     46,831         28,085
                                                                   --------       --------
  Total stockholders' equity ...................................    170,667        151,921
                                                                   --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $540,136       $541,507
                                                                   ========       ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                (In thousands of U.S. Dollars, except share data)

                                                   THREE MONTHS               SIX MONTHS
                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                              ----------------------    ----------------------
                                                2003         2002         2003         2002
                                              ---------    ---------    ---------    ---------
                                                                (UNAUDITED)
REVENUE:
  Delivery of water .......................   $  22,044    $  21,294    $  44,486    $  39,782
  Sale of electricity .....................      11,175        9,095       20,232       18,189
                                              ---------    ---------    ---------    ---------
    Total revenue .........................      33,219       30,389       64,718       57,971
                                              ---------    ---------    ---------    ---------
OPERATING EXPENSES:
  Depreciation ............................       5,745        5,599       11,418       11,739
  Plant operations ........................       4,173        2,330        7,349        4,067
  Doubtful accounts .......................       2,345        2,625        6,412        4,885
                                              ---------    ---------    ---------    ---------
    Total operating expenses ..............      12,263       10,554       25,179       20,691
                                              ---------    ---------    ---------    ---------

OPERATING INCOME ..........................      20,956       19,835       39,539       37,280

OTHER INCOME (EXPENSE):
  Interest expense ........................     (10,778)     (10,707)     (20,931)     (21,504)
  Other, net ..............................          60           62          138           89
                                              ---------    ---------    ---------    ---------
    Total other expense, net ..............     (10,718)     (10,645)     (20,793)     (21,415)
                                              ---------    ---------    ---------    ---------

NET INCOME ................................   $  10,238    $   9,190    $  18,746    $  15,865
                                              =========    =========    =========    =========

NET INCOME PER SHARE ......................   $   13.35    $   11.98    $   24.44    $   20.68
                                              =========    =========    =========    =========
Average number of common shares outstanding     767,162      767,162      767,162      767,162
                                              =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)

                                                                            SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                       --------------------
                                                                         2003        2002
                                                                       --------    --------
                                                                            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $ 18,746    $ 15,865
  Adjustments to reconcile net cash flows from operating activities:
    Depreciation ...................................................     11,418      11,739
    Amortization of bond issue costs ...............................        679         747
    Changes in other items:
      Trade receivable, net ........................................     (7,733)    (16,838)
      Accrued interest and other receivable ........................     (2,403)         41
      Prepaid insurance and other current assets ...................      1,727         417
      Accounts payable and accrued expenses ........................       (902)        345
      Accrued interest .............................................        556        (647)
      Increase in payable to affiliates related to operations ......        962       2,013
                                                                       --------    --------
        Net cash flows from operating activities ...................     23,050      13,682
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .......................     (2,629)     (1,317)
  Other assets .....................................................      5,542       3,087
                                                                       --------    --------
    Net cash flows from investing activities .......................      2,913       1,770
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash and investments ......................     (4,241)     (4,238)
  Decrease in payable to affiliates related to construction ........          -     (17,788)
  Increase (decrease) in notes payable .............................    (20,733)     10,500
                                                                       --------    --------
    Net cash flows from financing activities .......................    (24,974)    (11,526)
                                                                       --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................        989       3,926
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        705       1,078
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $  1,694    $  5,004
                                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the financial statements included therein.

The Company's operations consist of one reportable segment, the domestic water delivery and electricity generation industry.

2.   TRADE RECEIVABLE, NET

Trade receivable, net pertains to the receivable due, under the terms of the Casecnan Project Agreement (the "Project Agreement"), from the Philippine National Irrigation Administration ("NIA") for water delivered to NIA and the electricity generated and delivered by the Company to the Philippine National Power Corporation ("NPC") on behalf of NIA. Trade receivable, net at June 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                                JUNE 30,   DECEMBER 31,
                                                  2003         2002
                                                --------   ------------

         Water delivery fee ................    $ 71,971     $ 52,854
         Guaranteed energy delivery fee ....       3,676        6,709
         Excess energy delivery fee ........       2,079        4,018
                                                --------     --------
           Trade receivable ................      77,726       63,581
         Allowance for doubtful accounts ...     (18,478)     (12,066)
                                                --------     --------
           Trade receivable, net ...........    $ 59,248     $ 51,515
                                                ========     ========

NIA has paid all amounts due for energy delivery fees under the Project Agreement as of June 30, 2003, and all amounts due for Water Delivery Fees under the Project Agreement except the tax compensation portion of the Water Delivery Fees, none of which has been paid since commercial operations began on December 11, 2001.

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of June 30, 2003, CE Casecnan had paid approximately $58.5 million in taxes, which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration is being conducted in accordance with the rules of the International Chamber of Commerce ("ICC").

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer
("BOT") law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003 CE Casecnan filed its reply to NIA's counterclaims. The Company is required to file its brief and supporting materials on October 17, 2003. Thereafter, NIA will file its response brief and supporting materials by December 12, 2003. The parties will then exchange documents in discovery and make rebuttal filings, in advance of the hearings on the claims and counterclaims which are scheduled for July 2004. CE Casecnan intends to vigorously contest all of NIA's assertions and counterclaims.

Total revenue was $33.2 million and $30.4 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $64.7 million and $58.0 million for the six-month periods ended June 30, 2003 and 2002, respectively. Included in these amounts was $8.1 million and $8.4 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $17.7 million and $16.5 million for the six-month periods ended June 30, 2003 and 2002, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid and the uncollectible portion of which the Company currently estimates to be $2.3 million and $2.6 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $6.4 million and $4.9 million for the six-month periods ended June 30, 2003 and 2002, respectively. As of June 30,
2003 and December 31, 2002, the cumulative unpaid portion of the tax compensation portion of the Water Delivery Fees invoiced since the start of commercial operations totaled $54.0 million and $36.3 million, respectively. The allowance for doubtful accounts as of June 30, 2003 and December 31, 2002 represents the Company's current estimate of the uncollectible portion of such unpaid portion of the Water Delivery Fees and does not reflect any projections related to future billings and their collections. Any change in the Company's assessment of the potential outcome of the pending arbitration with NIA, and future disputes, if any, could significantly impact such allowance and the results of operations. The receivable, net of the allowance for doubtful accounts for the period since commercial operations began, remains less than the amount of taxes paid.

3.   RELATED PARTY TRANSACTIONS

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $34.3 million and $33.3 million at June 30, 2003 and December 31, 2002, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.4 million and $2.0 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $1.5 million and $2.7 million for the six-month periods ended June 30, 2003 and 2002, respectively.

As of June 30, 2003 and December 31, 2002, the Company has issued $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two percent (2%). Interest expense on the unsecured notes was $0.4 million and $0.5 million during the three-month periods ended June 30, 2003 and 2002 and $0.8 million and $0.9 million during the six-month periods ended June 30, 2003 and 2002. At June 30, 2003, the effective interest rate on the notes was 3.25%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depository, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

4.   COMMITMENTS AND CONTINGENCIES

Construction Contract Arbitration
---------------------------------

The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the ICC seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and pursuant to the rules of the ICC.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of June 30, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at June 30, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, CE Casecnan could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims.

Project Transmission Line
-------------------------

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Casecnan Project's related transmission line, the Company was liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Casecnan Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Casecnan Project's metering equipment. Accordingly, the Company has recorded a total of $1.6 million for liquidated damages as of June 30, 2003 and December 31, 2002, payable to NIA for 120 days of delay and this is shown as part of accounts payable and accrued expenses in the balance sheets.

Stockholder Litigation
----------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company ("MidAmerican") through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

BIR Audit
---------

The Bureau of Internal Revenue ("BIR"), consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2001 and 2000. In addition, the BIR issued letters of authority to audit the tax years 1996 through 1998. In May 2003, the Company paid $1.0 million of final taxes related to interest expense paid in 1996 to 1998. On June 10, 2003, the BIR issued a notice stating that the tax investigation for the Company for all internal revenue taxes for the years 1996 to 1998 is closed and terminated. The Company further believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

Political Risks
---------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 ("EPIRA"), which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company's future operations in the Philippines and the Philippines power industry as a whole, the effect of which is not yet determinable or estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard, are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002 and 2003, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation.

On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited BOT project for the development, construction and operation of the new Manila International Airport. Various members of the Philippine Congress and labor unions initiated the action in the Philippine Supreme Court on September 17, 2002 seeking to enjoin the enforcement of the BOT agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO consortium is unrelated to the Company. On March 4, 2003, PIATCO separately initiated an ICC arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or nongovernmental organizations. In a public speech on November 29, 2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

On April 24, 2003, Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to BB from BB+ as a result of S&P's downgrade of debt securities issued by the Republic of the Philippines ("ROP"). The downgrade of the ROP debt securities by S&P reflected the country's growing debt burden and fiscal rigidity. On June 13, 2003, S&P downgraded CE Casecnan's senior secured notes rating to B+ from BB and stated that the outlook for the rating was negative.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities. On June 6, 2003, Moody's downgraded CE Casecnan's senior secured notes rating to B2 from Ba2.

Concentration of Risk
---------------------

NIA's payments of obligations under the Project Agreement are substantially denominated in United States Dollars and are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Company's historical financial statements and the notes to those statements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Company's Financial Statements included in its Annual Report on form 10-K for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates.

For additional discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Total revenue increased $2.8 million, or 9.2%, to $33.2 million for the three-month period ended June 30, 2003 from $30.4 million for the three-month period ended June 30, 2002. Water delivery revenue increased to $22.0 million for the three-month period ended June 30, 2003 from $21.3 million for the three-month period ended June 30, 2002 and electricity sales revenue was $11.2 million for the three-month period ended June 30, 2003 and $9.1 million for the three-month period ended June 30, 2002. The increase in water fees was due to a 7.5% increase in Water Delivery Fee rate as a result of the contractual annual escalation factor and the accrual of the revenue related to the additional taxes recoverable during operations pursuant to the contract. See Note 2 - "Trade receivable, net." Revenues from water delivery, guaranteed energy and excess energy generated and delivered are 66%, 28% and 6%, respectively, of the total revenue for the three-month period ended June 30, 2003 while 70%, 30% and 0%, respectively for the three-month period ended June 30, 2002.

Operating expenses increased $1.7 million, or 16.0%, to $12.3 million for the three-month period ended June 30, 2003 from $10.6 million for the three-month period ended June 30, 2002. Included within operating expenses for the three-month period ended June 30, 2003 are depreciation, plant operations and doubtful accounts expense of $5.7 million, $4.2 million and $2.3 million, respectively. Depreciation expense increased by $0.1 million, doubtful accounts expense decreased by $0.3 million and plant operations increased by $1.9 million. The increase in plant operations was caused by higher local business taxes, insurance premium amortization and legal costs.

Interest expense increased slightly by $0.1 million to $10.8 million for the three-month period ended June 30, 2003 from $10.7 million for the three-month period ended June 30, 2002. The primary reason for the increase was the payment of final taxes related to the interest expense paid in 1996 to 1998 to Philippine bondholders partially offset by the scheduled payment of debt.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Total revenue increased $6.7 million or 11.6% to $64.7 million for the six-month period ended June 30, 2003 from $58.0 million for the six-month period ended June 30, 2002. Water delivery revenue increased to $44.5 million for the six-month period ended June 30, 2003 from $39.8 million for the six-month period ended June 30, 2002 and electricity sales revenue was $20.2 million for the six-month period ended June 30, 2003 and $18.2 million for the six-month period ended June 30, 2002. The increase in water fees was due to a 7.5% increase in Water Delivery Fee rate as a result of the contractual annual escalation factor and the accrual of the revenue related to the additional taxes recoverable during operations pursuant to the contract. See Note 2 - "Trade Receivable, net." Revenues from water delivery, guaranteed energy and excess energy generated and delivered are 69%, 28% and 3%, respectively, of the total revenue for the six-month period ended June 30, 2003 while 69%, 31% and 0%, respectively for the six-month period ended June 30, 2002.

Operating expenses increased $4.5 million or 21.7% to $25.2 million for the six-month period ended June 30, 2003 from $20.7 million for the six-month period ended June 30, 2002. Included within operating expenses for the six-month period ended June 30, 2003 are depreciation, plant operations and doubtful accounts expense of $11.4 million, $7.4 million and $6.4 million, respectively. Depreciation decreased by $0.3 million while plant operations and doubtful accounts expense increased by $3.2 million and $1.5 million, respectively. The increase in plant operations was caused by higher local business taxes, insurance premium amortization and legal costs.

Interest expense decreased $0.6 million or 2.8% to $20.9 million for the six-month period ended June 30, 2003 from $21.5 million for the six-month period ended June 30, 2002. The primary reason for the decrease was the scheduled payment of debt partially offset by the payment of final taxes related to the interest expense paid in 1996 to 1998 to Philippine bondholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1.7 million and $0.7 million at June 30, 2003 and December 31, 2002, respectively.

The Company generated cash flows from operations of $23.1 million for the six-month period ended June 30, 2003, compared with $13.7 million for the same period in 2002. The increase from 2002 was primarily due to the collection of November 2002 revenues in February 2003 instead of December 2002. In addition, operating cash flows in 2002 were lower due to the delayed payment of the May 2002 revenues in July 2002 instead of June 2002.

The Company provided $2.9 million from investing activities for the six-month period ended June 30, 2003, compared to $1.8 million for the same period in 2002. The increase is due to increased VAT collections totaling $2.4 million over the amount for the same period in 2002.

The Company used $25.0 million in financing activities for the six-month period ended June 30, 2003, compared to $11.5 million for the same period in 2002. The increase is due to a $20.7 million principal payment on the balance of the Series A and B bonds in 2003.

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-operate-transfer ("BOT") law, under the terms of the Casecnan Project Agreement (the "Project Agreement") between CE Casecnan and the Philippine National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount.

The Republic of the Philippines ("ROP") has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA's payment obligations under the Project Agreement are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its obligations pertaining to its outstanding debt.

Construction Contract Arbitration
---------------------------------

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

On February 12, 2001, the Contractor filed a Request for Arbitration with the ICC seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and pursuant to the rules of the ICC.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of June 30, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at June 30, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, CE Casecnan could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims.

NIA Arbitration
---------------

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of June 30, 2003, CE Casecnan had paid approximately $58.5 million in taxes, which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the water delivery fee each month, related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the water delivery fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration is being conducted in accordance with the rules of the ICC.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the water delivery fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine BOT law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the water delivery fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the water delivery fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003 CE Casecnan filed its reply to NIA's counterclaims. The Company is required to file its brief and supporting materials on October 17, 2003. Thereafter, NIA will file its response brief and supporting materials by December 12, 2003. The parties will then exchange documents in discovery and make rebuttal filings, in advance of the hearings on the claims and counterclaims which are scheduled for July 2004. CE Casecnan intends to vigorously contest all of NIA's assertions and counterclaims.

Included in revenue was $8.1 million and $8.4 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $17.7 million and $16.5 million for the six-month periods ended June 30, 2003 and 2002, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid and the uncollectible portion of which the Company currently estimates to be $2.3 million and $2.6 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $6.4 million and $4.9 million for the six-month periods ended June 30, 2003 and 2002, respectively. As of June 30,
2003 and December 31, 2002, the cumulative unpaid portion of the tax compensation portion of the Water Delivery Fees invoiced since the start of commercial operations totaled $54.0 million and $36.3 million, respectively.

Project Transmission Line
-------------------------

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Casecnan Project's related transmission line, the Company was liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Casecnan Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Casecnan Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of June 30, 2003 and December 31, 2002, payable to NIA for 120 days of delay and this is shown as part of accounts payable and accrued expenses in the balance sheets. In its counterclaim in the pending ICC arbitration, NIA has asserted that it is due approximately $7 million of liquidated damages as a result of the delayed completion of the Casecnan Project. See "NIA Arbitration."

Stockholder Litigation
----------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company ("MidAmerican") through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. MidAmerican believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

BIR Audit
---------

The Bureau of Internal Revenue ("BIR"), consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2001 and 2000. In addition, the BIR issued letters of authority to audit the tax years 1998, 1997 and 1996. In May 2003, the Company paid $1.0 million of final taxes related to interest expense paid in 1996 to 1998. On June 10, 2003, the BIR issued a notice stating that the tax investigation for the Company for all internal revenue taxes for the years 1996 to 1998 is closed and terminated. The Company further believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

Political Risks
---------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 ("EPIRA"), which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company's future operations in the Philippines and the Philippines power industry as a whole, the effect of which is not yet determinable or estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002 and 2003, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation.

On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited BOT project for the development, construction and operation of the new Manila International Airport. Various members of the Philippine Congress and labor unions initiated the action in the Philippine Supreme Court on September 17, 2002 seeking to enjoin the enforcement of the BOT agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO consortium is unrelated to the Company. On March 4, 2003, PIATCO separately initiated an ICC arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or nongovernmental organizations. In a public speech on November 29, 2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

On April 24, 2003, Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to BB from BB+ as a result of S&P's downgrade of debt securities issued by the Republic of the Philippines ("ROP"). The downgrade of the ROP debt securities by S&P reflected the country's growing debt burden and fiscal rigidity. On June 13, 2003, S&P downgraded CE Casecnan's senior secured notes rating to B+ from BB and stated that the outlook for the rating was negative.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities. On June 6, 2003, Moody's downgraded CE Casecnan's senior secured notes rating to B2 from Ba2.

Concentration of Risk
---------------------

NIA's payments of obligations under the Project Agreement are substantially denominated in United States Dollars and are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Notes 2 and 4 to the financial statements and discussion in management's discussion and analysis.

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

(b) REPORTS ON FORM 8-K:

         The Company filed a current report on Form 8-K on April 30, 2003.

         The Company filed a current report on Form 8-K on May 12, 2003.

         The Company filed a current report on Form 8-K on June 5, 2003.

         The Company filed a current report on Form 8-K on June 9, 2003.

         The Company filed a current report on Form 8-K on June 13, 2003.

         The Company filed a current report on Form 8-K on June 17, 2003.

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



                              CE CASECNAN WATER AND ENERGY COMPANY, INC.
                              ------------------------------------------
                                            (Registrant)





Date:  August 5, 2003                    /s/  Patrick J. Goodman
                           -------------------------------------------------
                                          Patrick J. Goodman
                           Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit No.
-----------

   31.1 Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.