Form 10-Q
period 2003-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2003-11-07
CIK 1006402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                          Commission File No. 001-12995

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


                Philippines                                  Not Applicable
      -------------------------------                      -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

    24th Floor, 6750 Building, Ayala Avenue
       Makati, Metro Manila, Philippines                     Not Applicable
       ---------------------------------                     --------------
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

As of October 31, 2003, 767,162 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 3
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22
Item 4.  Controls and Procedures..............................................22

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23
Item 2.  Changes in Securities and Use of Proceeds............................23
Item 3.  Defaults Upon Senior Securities......................................23
Item 4.  Submission of Matters to a Vote of Security Holders..................23
Item 5.  Other Information....................................................23
Item 6.  Exhibits and Reports on Form 8-K.....................................23

SIGNATURES....................................................................24
EXHIBIT INDEX.................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (the "Company") as of September 30, 2003, and the related statements of operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Joaquin Cunanan & Co.

JOAQUIN CUNANAN & CO.
A PRICEWATERHOUSECOOPERS MEMBER FIRM
Makati City, Philippines
October 31, 2003

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                                 BALANCE SHEETS
                (In thousands of U.S. Dollars, except share data)

                                                                                  AS OF
                                                                      -----------------------------
                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                           2003            2002
                                                                      -------------    ------------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .......................................      $  3,394        $    705
  Trade receivable, net ...........................................        72,984          51,515
  Accrued interest and other receivable, net ......................         7,766           7,009
  Prepaid insurance and other current assets ......................         3,229           5,562
                                                                         --------        --------
  Total current assets ............................................        87,373          64,791
                                                                         --------        --------
Restricted cash and investments ...................................        39,223           7,078
Bond issue costs, net .............................................         4,200           5,218
Property, plant and equipment, net ................................       439,727         453,507
Deferred income tax ...............................................         5,371           5,371
Other assets ......................................................             -           5,542
                                                                         --------        --------
TOTAL ASSETS ......................................................      $575,894        $541,507
                                                                         ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...........................      $ 10,986        $ 10,785
  Accrued interest on notes payable ...............................         3,322           2,048
  Accrued interest on long-term debts .............................        11,771           4,223
  Payable to affiliates ...........................................        34,660          33,342
  Current portion of long-term debt ...............................        45,414          41,468
                                                                         --------        --------
    Total current liabilities .....................................       106,153          91,866
                                                                         --------        --------

Notes payable to affiliates .......................................        51,263          51,263
Long-term debts, net of current portion ...........................       221,778         246,457
                                                                         --------        --------
  Total liabilities ...............................................       379,194         389,586
                                                                         --------        --------

Commitments and contingencies (Notes 2, 3 and 5)

Stockholders' equity:
Capital stock - authorized 2,148,000 shares, one Philippine peso
  ($0.038) par value; 767,162 shares issued and outstanding .......            29              29
Additional paid-in capital ........................................       123,807         123,807
Retained earnings .................................................        72,864          28,085
                                                                         --------        --------
  Total stockholders' equity ......................................       196,700         151,921
                                                                         --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................      $575,894        $541,507
                                                                         ========        ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                (In thousands of U.S. Dollars, except share data)

                                                           THREE MONTHS                 NINE MONTHS
                                                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                      -----------------------     -----------------------
                                                         2003          2002          2003          2002
                                                      ---------     ---------     ---------     ---------
                                                                          (UNAUDITED)
REVENUE:
  Delivery of water ..............................    $  22,439     $  20,480     $  66,924     $  60,262
  Sale of electricity ............................       25,737        18,660        45,970        36,849
                                                      ---------     ---------     ---------     ---------
    Total revenue ................................       48,176        39,140       112,894        97,111
                                                      ---------     ---------     ---------     ---------
OPERATING EXPENSES:
  Depreciation ...................................        6,059         5,844        17,477        17,583
  Plant operations ...............................        4,598         2,638        11,947         6,705
  Doubtful accounts ..............................        1,366         3,177         7,778         8,062
                                                      ---------     ---------     ---------     ---------
    Total operating expenses .....................       12,023        11,659        37,202        32,350
                                                      ---------     ---------     ---------     ---------

OPERATING INCOME .................................       36,153        27,481        75,692        64,761

OTHER INCOME (EXPENSE):
  Interest expense, net ..........................      (10,215)      (10,540)      (31,146)      (31,948)
  Other, net .....................................           95           (22)          233           (29)
                                                      ---------     ---------     ---------     ---------
    Total other expense, net .....................      (10,120)      (10,562)      (30,913)      (31,977)
                                                      ---------     ---------     ---------     ---------

NET INCOME .......................................    $  26,033     $  16,919     $  44,779     $  32,784
                                                      =========     =========     =========     =========

NET INCOME PER SHARE .............................    $   33.93     $   22.05     $   58.37     $   42.73
                                                      =========     =========     =========     =========
Average number of common shares outstanding ......      767,162       767,162       767,162       767,162
                                                      =========     =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. Dollars)

                                                                               NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                          ---------------------
                                                                            2003         2002
                                                                          --------     --------
                                                                               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................    $ 44,779     $ 32,784
  Adjustments to reconcile net cash flows from operating activities:
    Depreciation .....................................................      17,477       17,583
    Amortization of bond issue costs .................................       1,018        1,121
    Changes in other items:
      Trade receivable, net ..........................................     (21,469)     (33,353)
      Accrued interest and other receivable, net .....................        (757)         (90)
      Prepaid insurance and other current assets .....................       2,333       (1,068)
      Accounts payable and accrued expenses ..........................         201          881
      Accrued interest ...............................................       8,822        7,925
      Payable to affiliates related to operations ....................       1,318          (83)
                                                                          --------     --------
        Net cash flows from operating activities .....................      53,722       25,700
                                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .........................      (3,697)      (2,669)
  Other assets .......................................................       5,542        4,582
                                                                          --------     --------
    Net cash flows from investing activities .........................       1,845        1,913
                                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash and investments ........................     (32,145)     (15,957)
  Repayment of bonds payable .........................................     (20,733)     (17,788)
  Increase in notes payable to affiliates ............................           -       10,500
                                                                          --------     --------
    Net cash flows from financing activities .........................     (52,878)     (23,245)
                                                                          --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................       2,689        4,368
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................         705        1,078
                                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................    $  3,394     $  5,446
                                                                          ========     ========


   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the financial statements included therein.

The Company's operations consist of one reportable segment, the domestic water delivery and electricity generation industry.

2.   SUBSEQUENT EVENT - NIA ARBITRATION SETTLEMENT

The Philippine National Irrigation Administration ("NIA") has paid all amounts due for energy delivery fees and Water Delivery Fees under the terms of the Casecnan Project Agreement (the "Project Agreement") as of September 30, 2003, except for the tax compensation portion of the Water Delivery Fees, none of which had been paid since commercial operations began on December 11, 2001.
Under the terms of the Project Agreement, NIA had the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan paid. If NIA did not so reimburse CE Casecnan, certain taxes paid by CE Casecnan would result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan would have resulted automatically in an increase in the Water Delivery Fee. As of September 30, 2003, CE Casecnan had paid approximately $59.1 million in taxes, which pursuant to the foregoing provisions resulted in an increase in the Water Delivery Fee. NIA failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of the non-payment of the tax compensation portion of the Water Delivery Fees, on August 19, 2002, CE Casecnan filed a Statement of Claim against NIA pursuant to the Rules of Arbitration of the International Chamber of Commerce (the "NIA Arbitration"), seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward.
The NIA Arbitration was conducted in accordance with the rules of the International Chamber of Commerce.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserted, among other things, that most of the taxes which CE Casecnan had factored into the Water Delivery Fee compensation formula did not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself was invalid and unenforceable under Philippine law and that the Project Agreement was inconsistent with the Philippine build-operate-transfer law. As such, NIA sought dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism were not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaimed for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserted that the Project Agreement was contrary to Philippine law and public policy and by way of relief sought a declaration that the Project Agreement was void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003 CE Casecnan filed its reply to NIA's counterclaims.

On October 15, 2003, the Company closed a transaction settling the NIA Arbitration. In connection with the settlement, the Company entered into an agreement (the "Supplemental Agreement") with NIA which, in addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration, supplements and amends the Project Agreement in certain respects as summarized below:

Payment in Cash and Delivery of Note
------------------------------------

As part of the settlement, on October 15, 2003, NIA paid to CE Casecnan the sum of $17.7 million plus Philippine pesos 39.9 million (approximately $0.7 million) and delivered to CE Casecnan the Republic of the Philippines ("ROP") $97.0 million 8.375% Note due 2013 (the "ROP Note"). Also at closing, the Company paid to the Philippine Bureau of Internal Revenue ("BIR") approximately $24.4 million in respect of Philippine income taxes on the foregoing consideration.

The ROP Note is governed by New York law and constitutes a direct, unconditional, unsecured and general obligation of the ROP. The ROP Note is non-transferable until January 15, 2004, but may be exchanged, at the option of the ROP, for a new note forming part of a series of direct, unconditional, unsecured and general debt obligations of the Philippines with a yield of 8.375% or lower. If the Philippines issues a series of direct, unconditional, unsecured and general debt obligations having a yield in excess of 8.375%, the Company has agreed to accept a series of such new debt with a yield no greater than 8.375%. If not exchanged prior to January 15, 2004, the Company has the option, between January 15, 2004 and February 15, 2004, to put the ROP Note to the ROP for a price of par plus accrued interest. The ROP Note has default provisions substantially identical to those set forth in other recent issuances of direct, unconditional, unsecured and general obligation of the ROP.

Modifications to Water Delivery Fee
-----------------------------------

Under the Project Agreement, the Water Delivery Rate increased by $0.00043 per cubic meter for each $1,000,000 of certain taxes paid by CE Casecnan. The Supplemental Agreement amends the per cubic meter Water Delivery Fee calculation by eliminating this increase, such that the per cubic meter Water Delivery Rate remains at $0.029 per cubic meter, escalated at 7.5% annually from January 1, 1994 through the first five years of the Cooperation Period, extending through December 25, 2006. In lieu of such increase, the Company will be reimbursed for certain taxes it pays during the remainder of the Cooperation Period.

Under the Project Agreement, the Water Delivery Fee payable monthly was a fixed monthly payment based on an average water delivery of 801.9 million cubic meters per year, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the per cubic meter rate as described above. Under the Supplemental Agreement the Water Delivery Fee is equal to the Guaranteed Water Delivery Fee plus the Variable Delivered Water Delivery Fee minus the Water Delivery Fee Credit.

Guaranteed Water Delivery Fee. For the sixty-month period from December 25, 2003 through December 25, 2008, the Guaranteed Water Delivery Fee shall equal the Water Delivery Rate, as described above, multiplied by approximately 66.8 million cubic meters (corresponding to the 801.9 million cubic meters per year). For each month beginning after December 25, 2008 through the remainder of the Cooperation Period, the Guaranteed Water Delivery Fee shall equal the Water Delivery Rate multiplied by approximately 58.3 million cubic meters (corresponding to 700.0 million cubic meters per year).

Variable Delivered Water Delivery Fee. Variable Delivered Water Delivery Fees will be earned for months beginning after December 25, 2008. For each month beginning after December 25, 2008 through the end of the Cooperation Period, the Variable Delivered Water Delivery Fee shall be payable only from the date when the cumulative Total Available Water (total delivered water plus the water volume not delivered to NIA as a result of

NIA's failure to accept energy deliveries at a capacity up to 150 MW) for each contract year exceeds 700.0 million cubic meters. Variable Delivered Water Delivery Fees will be earned up to an aggregate maximum of 1,324.7 million cubic meters for the period from December 25, 2008 through the end of the Cooperation Period. No additional variable water delivery fees will be earned over the 1,324.7 million cubic meter threshold.

Water Delivery Credit. The Water Delivery Credit shall be applicable only for each of the sixty-months from December 25, 2008 through December 25, 2013 and shall equal the Water Delivery Rate as of December 25, 2008 multiplied by the sum of each Annual Water Credit divided by sixty. The Annual Water Credit for each contract year starting from December 25, 2003 and ending on December 25, 2008 shall equal 801.9 million cubic meters minus the Total Available Water for each contract year. The Total Available Water in any such year will equal actual deliveries with a minimum threshold of 700.0 million cubic meters.

Modifications to Excess Energy Delivery Fee
-------------------------------------------

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19 gigawatt-hour ("GWh"), payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490 GWh but less than 550 GWh per year are paid for at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550 GWh per year are at no cost to NIA.

The Supplemental Agreement provides that NIA would not make further payments on the unpaid portion of the excess energy available for generation, but not generated from the commencement of commercial operations through September 28, 2003. For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement
----------------------------------------------

In connection with the settlement of the NIA Arbitration and as part of the Supplemental Agreement transaction, the Company paid to NIA $1.6 million in respect of alleged late completion of the Project. This amount had been accrued as of September 30, 2003 and December 31, 2002. In addition, the Company received opinions from the Philippine Office of Government Corporate Counsel as to the due authorization and enforceability of Supplemental Agreement and received confirmation from the Philippine Department of Finance that the ROP Note had been duly and validly issued and was enforceable in accordance with its terms. The Company also received an opinion from Allen & Overy, counsel to the Republic of the Philippines, as to the enforceability of the ROP Note under New York law. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Project under the Electric Power Industry Reform Act of 2001 have been satisfactorily addressed by the Supplemental Agreement.

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain unaffected by the Supplemental Agreement and in full force and effect.

3.   TRADE RECEIVABLE, NET

Trade receivable, net pertains to the receivable due under the terms of the Project Agreement from NIA for water delivered to NIA and the electricity generated and delivered by the Company to NPC on behalf of NIA. Trade receivable, net at September 30, 2003 and December 31, 2002 consists of the following (in thousands):

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 2003           2002
                                             -------------   ------------

       Water delivery fee ................     $ 83,436        $ 52,854
       Guaranteed energy delivery fee ....        3,676           6,709
       Excess energy delivery fee ........        5,715           4,018
                                               --------        --------
         Trade receivable ................       92,827          63,581
       Allowance for doubtful accounts ...      (19,843)        (12,066)
                                               --------        --------
         Trade receivable, net ...........     $ 72,984        $ 51,515
                                               ========        ========

NIA has paid all amounts due for energy delivery fees and all amounts due for Water Delivery Fees under the Project Agreement as of September 30, 2003, except the tax compensation portion of the Water Delivery Fees, none of which has been paid since commercial operations began on December 11, 2001. Under the terms of the Project Agreement, NIA had the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan paid. If NIA did not so reimburse CE Casecnan, certain taxes paid by CE Casecnan would result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan would have resulted automatically in an increase in the Water Delivery Fee. As of September 30, 2003, CE Casecnan had paid approximately $59.1 million in taxes, which pursuant to the foregoing provisions resulted in an increase in the Water Delivery Fee.

Total revenue was $48.2 million and $39.1 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $112.9 million and $97.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Included in these amounts was $10.2 million and $8.8 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $27.9 million and $25.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid. The Company estimates the uncollectible portion of the Water Delivery Fee to be $19.8 million and $12.1 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, the cumulative unpaid portion of the tax compensation portion of the Water Delivery Fees invoiced since the start of commercial operations totaled $64.2 million and $36.3 million, respectively.

The Supplemental Agreement provides that NIA would not make further payments on the unpaid portion of the excess energy available for generation, but not generated from the commencement of commercial operations through September 28, 2003. Based on this provision, the Company did not record revenues relating to excess energy of $9.7 million that could have been generated as of September 30, 2003.

The allowance for doubtful accounts as of September 30, 2003 and December 31, 2002 represents the Company's current estimate of the uncollectible portion of such unpaid Water Delivery Fees as of the respective balance sheet date and does not reflect any projections related to future billings and their collections. The Company's accounting for such events is prescribed by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and the accrual for contingency involved considerable judgment on the part of management and was based upon existing conditions as to possible gain or loss to the Company when one or more future events occurred or failed to occur.

On October 15, 2003, the Company closed a transaction settling the NIA Arbitration described in Note 2 above and revised the allowance for doubtful accounts as of September 30, 2003 to reflect the net collectible amounts based upon the settlement agreement.

4.   RELATED PARTY TRANSACTIONS

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $34.7 million and $33.3 million at September 30, 2003 and December 31, 2002, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.5 million and $2.2 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $2.0 million and $3.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

As of September 30, 2003 and December 31, 2002, the Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two percent (2%). Interest expense on the unsecured notes was $0.4 million and $0.5 million during the three-month periods ended September 30, 2003 and 2002 and $1.3 million and $1.4 million during the nine-month periods ended September 30, 2003 and 2002. At September 30, 2003, the effective interest rate on the notes was 3.25%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depository, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

5.   COMMITMENTS AND CONTINGENCIES

CONSTRUCTION CONTRACT ARBITRATION

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

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of September 30, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at September 30, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

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

PROJECT TRANSMISSION LINE

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Casecnan Project's related transmission line, the Company was liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Casecnan Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Casecnan Project's metering equipment. Accordingly, the Company has recorded a total of $1.6 million for liquidated damages as of September 30, 2003 and December 31, 2002, payable to NIA for 120 days of delay. This is recorded as part of accounts payable and accrued expenses in the balance sheets and was paid to NIA on October 15, 2003 as described in Note 2.

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

BIR AUDIT

The BIR, consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2000 and 2001. In addition, the BIR issued letters of authority to audit the tax years 1996 through 1998. In May 2003, the Company paid $1.0 million of final taxes related to interest expense paid from 1996 through 1998. On June 10, 2003, the BIR issued a notice stating that the tax investigation for the Company for all internal revenue taxes for the years 1996 through 1998 is closed and terminated. On September 26, 2003, the Company reached a settlement with the BIR in relation to the BIR's assessment of deficiency taxes for the years 2000 and 2001. The settlement comprised a payment of taxes amounting to $2.0 million in full and final termination of the BIR's assessment of taxes. The Company believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

CONCENTRATION OF RISK

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

On April 24, 2003, Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to BB from BB+ as a result of S&P's downgrade of debt securities issued by the ROP. The downgrade of the ROP debt securities by S&P reflected the country's growing debt burden and fiscal rigidity. On June 13, 2003, S&P downgraded CE Casecnan's senior secured notes rating to B+ from BB and stated that the outlook for the rating was negative.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Company's historical financial statements and the notes to those statements. The Company's actual results in the future could differ significantly from the historical results.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenue increased $9.1 million, or 23.3%, to $48.2 million for the three-month period ended September 30, 2003 from $39.1 million for the three-month period ended September 30, 2002. Water delivery revenue increased to $22.4 million for the three-month period ended September 30, 2003 from $20.5 million for the three-month period ended September 30, 2002 due to a 7.5% increase in the Water Delivery Fee rate as a result of the contractual annual escalation factor and the accrual of the revenue related to the additional taxes recoverable during operations pursuant to the contract. Electricity sales revenue was $25.7 million for the three-month period ended September 30, 2003 and $18.7 million for the three-month period ended September 30, 2002. The $7.0 million increase was due primarily to increased generation resulting from higher water flows in 2003. Revenues from water delivery, guaranteed energy and excess energy are 47%, 19% and 34%, respectively, of the total revenue for the three-month period ended September 30, 2003 while 52%, 24% and 24%, respectively for the three-month period ended September 30, 2002.

The Supplemental Agreement provides that NIA would not make further payments on the unpaid portion of the excess energy available for generation, but not generated from the commencement of commercial operations through September 28, 2003. Based on this provision, the Company did not record revenues relating to excess energy of $9.7 million that could have been generated as of September 30, 2003.

Operating expenses increased $0.3 million to $12.0 million for the three-month period ended September 30, 2003 from $11.7 million for the three-month period ended September 30, 2002. Included within operating expenses for the three-month period ended September 30, 2003 are depreciation, plant operations and doubtful accounts expense of $6.1 million, $4.6 million and $1.4 million, respectively. Depreciation and plant operations expense increased by $0.3 million and $2.0 million, respectively, while doubtful accounts expense decreased $1.8 million. The increase in plant operations expense was caused by higher local business taxes and legal costs. The decrease in doubtful accounts expense is primarily attributable to a reduction for amounts reserved on the tax compensation portion of the Water Delivery Fees for the three-month period ended September 30, 2003. The allowance for doubtful accounts was adjusted to reflect the net collectible amounts based upon the settlement agreement (See "Liquidity and Capital Resources - NIA Arbitration Settlement").

Interest expense decreased slightly by $0.3 million to $10.2 million for the three-month period ended September 30, 2003 from $10.5 million for the three-month period ended September 30, 2002. The primary reason for the decrease was the scheduled payment of debt.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND
2002

Total revenue increased $15.8 million or 16.3% to $112.9 million for the nine-month period ended September 30, 2003 from $97.1 million for the nine-month period ended September 30, 2002. Water delivery revenue increased to $66.9 million for the nine-month period ended September 30, 2003 from $60.3 million for the nine-month period ended September 30, 2002 due to a 7.5% increase in the Water Delivery Fee rate as a result of the contractual annual escalation factor and the accrual of the revenue related to the additional taxes recoverable during operations pursuant to the contract. Electricity sales revenue was $46.0 million for the nine-month period ended September 30, 2003 and $36.8 million for the nine-month period ended September 30, 2002. The $9.2 million increase was due primarily to increased generation resulting from higher water flows in 2003. Revenues from water delivery, guaranteed energy and excess energy are 59%, 24% and 17%, respectively, of the total revenue for the nine-month period ended September 30, 2003 while 62%, 28% and 10%, respectively for the nine-month period ended September 30, 2002.

The Supplemental Agreement provides that NIA would not make further payments on the unpaid portion of the excess energy available for generation, but not generated from the commencement of commercial operations through September 28, 2003. Based on this provision, the Company did not record revenues relating to excess energy of $9.7 million that could have been generated as of September 30, 2003.

Operating expenses increased $4.8 million or 14.8% to $37.2 million for the nine-month period ended September 30, 2003 from $32.4 million for the nine-month period ended September 30, 2002. Included within operating expenses for the nine-month period ended September 30, 2003 are depreciation, plant operations and doubtful accounts expense of $17.5 million, $11.9 million and $7.8 million, respectively. Depreciation expense decreased by $0.1 million, plant operations expense increased by $5.2 million and doubtful accounts expense decreased by $0.3 million. The increase in plant operations expense was caused by higher local business taxes, insurance and legal costs. The decrease in doubtful accounts is primarily attributable to a reduction for amounts reserved on the tax compensation portion of the Water Delivery Fees for the three-month period ended September 30, 2003. The allowance for doubtful accounts was adjusted to reflect the net collectible amounts based upon the settlement agreement (See "Liquidity and Capital Resources - NIA Arbitration Settlement").

Interest expense decreased $0.8 million to $31.1 million for the nine-month period ended September 30, 2003 from $31.9 million for the nine-month period ended September 30, 2002. The primary reason for the decrease was the scheduled payment of debt partially offset by the payment of final taxes related to the interest expense paid in 1996 to 1998 to Philippine bondholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $3.4 million and $0.7 million at September 30, 2003 and December 31, 2002, respectively.

The Company generated cash flows from operations of $53.7 million for the nine-month period ended September 30, 2003, compared with $25.7 million for the same period in 2002. The increase from 2002 was primarily due to the collection of November 2002 revenues in February 2003 instead of December 2002 and generally higher energy and water delivery revenues.

The Company provided $1.8 million from investing activities for the nine-month period ended September 30, 2003, compared to $1.9 million for the same period in 2002.

The Company used $52.9 million in financing activities for the nine-month period ended September 30, 2003, compared to $23.2 million for the same period in 2002. The increase is due mainly to $2.9 million of additional payments on bonds and an increase of $16.1 million in the restricted cash balance during 2003, partially offset by $10.5 million of note borrowings from an affiliate in 2002.

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-operate-transfer ("BOT") law, under the terms of the Casecnan Project Agreement (the "Project Agreement") between CE Casecnan and the Philippine National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

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

NIA ARBITRATION SETTLEMENT

Under the terms of the Project Agreement, NIA had the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan paid. If NIA did not so reimburse CE Casecnan, certain taxes paid by CE Casecnan would result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan would have resulted automatically in an increase in the Water Delivery Fee. As of September 30, 2003, CE Casecnan had paid approximately $59.1 million in taxes, which pursuant to the foregoing provisions resulted in an increase in the Water Delivery Fee. NIA failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of the non-payment of the tax compensation portion of the Water Delivery Fees, on August 19, 2002, CE Casecnan filed a Statement of Claim against NIA pursuant to the Rules of Arbitration of the International Chamber of Commerce (the "NIA Arbitration"), seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward.
The NIA Arbitration was conducted in accordance with the rules of the International Chamber of Commerce.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserted, among other things, that most of the taxes which CE Casecnan had factored into the Water Delivery Fee compensation formula did not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself was invalid and unenforceable under Philippine law and that the Project Agreement was inconsistent with the Philippine build-operate-transfer law. As such, NIA sought dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism were not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaimed for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserted that the Project Agreement was contrary to Philippine law and public policy and by way of relief sought a declaration that the Project Agreement was void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003 CE Casecnan filed its reply to NIA's counterclaims.

On October 15, 2003, the Company closed a transaction settling the NIA Arbitration. In connection with the settlement, the Company entered into an agreement (the "Supplemental Agreement") with NIA which, in addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration, supplements and amends the Project Agreement in certain respects as summarized below:

Payment in Cash and Delivery of Note
------------------------------------

As part of the settlement, on October 15, 2003, NIA paid to CE Casecnan the sum of $17.7 million plus Philippine pesos 39.9 million (approximately $0.7 million) and delivered to CE Casecnan the ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"). Also at closing, the Company paid to the Philippine Bureau of Internal Revenue ("BIR") approximately $24.4 million in respect of Philippine income taxes on the foregoing consideration.

The ROP Note is governed by New York law and constitutes a direct, unconditional, unsecured and general obligation of the ROP. The ROP Note is non-transferable until January 15, 2004, but may be exchanged, at the option of the ROP, for a new note forming part of a series of direct, unconditional, unsecured and general debt obligations of the Philippines with a yield of 8.375% or lower. If the Philippines issues a series of direct, unconditional, unsecured and general debt obligations having a yield in excess of 8.375%, the Company has agreed to accept a series of such new debt with a yield no greater than 8.375%. If not exchanged prior to January 15, 2004, the Company has the option, between January 15, 2004 and February 15, 2004, to put the ROP Note to the ROP, for a price of par plus accrued interest. The ROP Note has default provisions substantially identical to those set forth in other recent issuances of direct, unconditional, unsecured and general obligation of the ROP.

Modifications to Water Delivery Fee
-----------------------------------

Under the Project Agreement, the Water Delivery Rate increased by $0.00043 per cubic meter for each $1,000,000 of certain taxes paid by CE Casecnan. The Supplemental Agreement amends the per cubic meter Water Delivery Fee calculation by eliminating this increase, such that the per cubic meter Water Delivery Rate remains at $0.029 per cubic meter, escalated at 7.5% annually from January 1, 1994 through the first five years of the Cooperation Period, extending through December 25, 2006. In lieu of such increase, the Company will be reimbursed for certain taxes it pays during the remainder of the Cooperation Period.

Under the Project Agreement, the Water Delivery Fee payable monthly was a fixed monthly payment based on an average water delivery of 801.9 million cubic meters per year, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the per cubic meter rate as described above. Under the Supplemental Agreement the Water Delivery Fee is equal to the Guaranteed Water Delivery Fee plus the Variable Delivered Water Delivery Fee minus the Water Delivery Fee Credit.

Guaranteed Water Delivery Fee. For the sixty-month period from December 25, 2003 through December 25, 2008, the Guaranteed Water Delivery Fee shall equal the Water Delivery Rate, as described above, multiplied by approximately 66.8 million cubic meters (corresponding to the 801.9 million cubic meters per year). For each month beginning after December 25, 2008 through the remainder of the Cooperation Period, the Guaranteed Water Delivery Fee shall equal the Water Delivery Rate multiplied by approximately 58.3 million cubic meters (corresponding to 700.0 million cubic meters per year).

Variable Delivered Water Delivery Fee. Variable Delivered Water Delivery Fees will be earned for months beginning after December 25, 2008. For each month beginning after December 25, 2008 through the end of the Cooperation Period, the Variable Delivered Water Delivery Fee shall be payable only from the date when the cumulative Total Available Water (total delivered water plus the water volume not delivered to NIA as a result of NIA's failure to accept energy deliveries at a capacity up to 150 MW) for each contract year exceeds 700.0 million cubic meters. Variable Delivered Water Delivery Fees will be earned up to an aggregate maximum of 1,324.7 million cubic meters for the period from December 25, 2008 through the end of the Cooperation Period. No additional variable water delivery fees will be earned over the 1,324.7 million cubic meter threshold.

Water Delivery Credit. The Water Delivery Credit shall be applicable only for each of the sixty-months from December 25, 2008 through December 25, 2013 and shall equal the Water Delivery Rate as of December 25, 2008 multiplied by the sum of each Annual Water Credit divided by sixty. The Annual Water Credit for each contract year starting from December 25, 2003 and ending on December 25, 2008 shall equal 801.9 million cubic meters minus the Total Available Water for each contract year. The Total Available Water in any such year will equal actual deliveries with a minimum threshold of 700.0 million cubic meters.

Modifications to Excess Energy Delivery Fee
-------------------------------------------

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19 gigawatt-hour ("GWh"), payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490 GWh but less than 550 GWh per year are paid for at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550 GWh per year are at no cost to NIA.

The Supplemental Agreement provides that NIA would not make further payments on the unpaid portion of the excess energy available for generation, but not generated from the commencement of commercial operations through September 28, 2003. For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement
----------------------------------------------

In connection with the settlement of the NIA Arbitration and as part of the Supplemental Agreement transaction, the Company paid to NIA $1.6 million in respect of alleged late completion of the Project. This amount had been accrued as of September 30, 2003 and December 31, 2002. In addition, the Company received opinions from the Philippine Office of Government Corporate Counsel as to the due authorization and enforceability of Supplemental Agreement and received confirmation from the Philippine Department of Finance that the ROP Note had been duly and validly issued and was enforceable in accordance with its terms. The Company also received an opinion from Allen & Overy, counsel to the Republic of the Philippines, as to the enforceability of the ROP Note under New York law. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Project under the Electric Power Industry Reform Act of 2001 have been satisfactorily addressed by the Supplemental Agreement.

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain unaffected by the Supplemental Agreement and in full force and effect.

CONSTRUCTION CONTRACT ARBITRATION

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

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of September 30, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at September 30, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

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

PROJECT TRANSMISSION LINE

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Casecnan Project's related transmission line, the Company was liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. The Casecnan Project transmission line was completed on August 13, 2001 and NIA has completed the installation and testing of the Casecnan Project's metering equipment. Accordingly, the Company has accrued $1.6 million for liquidated damages as of September 30, 2003 and December 31, 2002, payable to NIA for 120 days of delay. This is recorded as part of accounts payable and accrued expenses in the balance sheets and was paid to NIA on October 15, 2003 pursuant to settling the NIA Arbitration.

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

BIR AUDIT

The BIR, consistent with the Philippine government's public statements to increase tax revenues, has commenced auditing the Company for all taxes, including income taxes, for the years 2000 and 2001. In addition, the BIR issued letters of authority to audit the tax years 1996 through 1998. In May 2003, the Company paid $1.0 million of final taxes related to interest expense paid from 1996 through 1998. On June 10, 2003, the BIR issued a notice stating that the tax investigation for the Company for all internal revenue taxes for the years 1996 through 1998 is closed and terminated. On September 26, 2003, the Company reached a settlement with the BIR in relation to the BIR's assessment of deficiency taxes for the years 2000 and 2001. The settlement comprised a payment of taxes amounting to $2.0 million in full and final termination of the BIR's assessment of taxes. The Company believes that it currently is in compliance with applicable tax laws and regulations with respect to all of its tax returns and filings.

CONCENTRATION OF RISK

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

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Notes 2, 3 and 5 to the financial statements and discussion in management's discussion and analysis.

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



                                      CE CASECNAN WATER AND ENERGY COMPANY, INC.
                                      ------------------------------------------
                                                     (Registrant)





Date:  November 7, 2003                   /s/  Patrick J. Goodman
                               -------------------------------------------------
                                               Patrick J. Goodman
                               Senior Vice President and Chief Financial Officer

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