Form 10-K
period 2003-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2004-02-09
CIK 1006402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the calendar year ended December 31, 2003
                          Commission File No. 001-12995

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Philippines                        Not applicable
         --------------------------------              -------------------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                Identification No.)


      24th Floor, 6750 Building, Ayala Avenue
      ---------------------------------------
               Makati, Manila, Philippines               Not applicable
               ---------------------------             -------------------
       (Address of principal executive offices)            (Zip Code)

                                 (632) 892-0276
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to be the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

All of the shares of CE Casecnan Water and Energy Company, Inc. are held by a limited group of private investors. As of January 31, 2004, 767,162 shares of Common Stock, $0.038 par value, were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
Item 1.   Business.............................................................3
Item 2.   Properties..........................................................13
Item 3.   Legal Proceedings...................................................13
Item 4.   Submission of Matters to a Vote of Security Holders.................14

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................15
Item 6.   Selected Financial Data.............................................15
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................15
Item 7A.  Qualitative and Quantitative Disclosures about Market Risk..........23
Item 8.   Financial Statements and Supplementary Data.........................24
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...............................................42
Item 9A.  Controls and Procedures.............................................42

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................43
Item 11.  Executive Compensation..............................................44
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................45
Item 13.  Certain Relationships and Related Transactions......................46
Item 14.  Principal Accountant Fees and Services..............................46

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....47
Signatures....................................................................48
Exhibit Index.................................................................49

                                     PART I

ITEM 1. BUSINESS.

GENERAL

CE Casecnan Water and Energy Company, Inc. (the "Company" or "CE Casecnan") is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company ("MidAmerican") in September of 1994 solely to develop, construct, own and operate the Casecnan Project, a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 Megawatts ("MW") located on the island of Luzon in the Republic of the Philippines (the "Casecnan Project"). The Casecnan Project commenced commercial operations on December 11, 2001.

The Securities (described herein) are recourse only to the Company. MidAmerican has not guaranteed directly or indirectly the payment or performance of any Company obligations.

The Company's principal executive office is located at 24th Floor, 6750 Building, Ayala Avenue, Makati City, Philippines, and its telephone number is
(632) 892-0276. The Company's principal office is located at Pantabangan in the Province of Nueva Ecija, Philippines.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecast" and similar terms. These statements represent the Company's intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

     o    general   economic,   political   and  business   conditions   in  the
          Philippines;

     o governmental, statutory, regulatory or administrative initiatives affecting the Company or the power generation industry;

     o    weather effects on sales and revenues;

     o    general industry trends;

     o    increased competition in the power generation industry;

     o    availability of qualified personnel;

     o financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight; and

     o other business or investment considerations that may be disclosed from time to time in the Company's SEC filings or in other publicly disseminated written documents.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

THE CASECNAN PROJECT

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers. During the water transfer, the elevation differences between the two watersheds allow electrical energy to be generated at an approximately 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the transbasin water tunnel. A tailrace discharge tunnel then delivers water to the existing underutilized water storage reservoir at Pantabangan, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Once in the reservoir at
Pantabangan, the water is under the control of the Philippine National Irrigation Administration ("NIA").

The Casecnan Project was developed on a build-own-operate-transfer ("BOOT") basis, that is, an arrangement under which the Company agreed to build and thereafter own and operate the Casecnan Project for a twenty-year cooperation period (the "Cooperation Period"), after which ownership and operation of the Project will be transferred to NIA at no cost on an "as-is" basis. After conclusion of a public solicitation for competing proposals, NIA and the Company entered into a project agreement in June 1995 (the "Project Agreement") which set forth the terms of the BOOT arrangement. The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines. The twenty-year Cooperation Period under the Project Agreement commenced on December 11, 2001, the start of the Project's commercial operations.

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

THE CASECNAN PROJECT SUPPLEMENTAL AGREEMENT

Under the terms of the Project Agreement, NIA had the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan paid. If NIA did not so reimburse CE Casecnan, certain taxes paid by CE Casecnan would result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan would have resulted automatically in an increase in the Water Delivery Fee. As of September 30, 2003, CE Casecnan had paid approximately $59.1 million in taxes, which pursuant to the foregoing provisions had resulted in an increase in the Water Delivery Fee. NIA had failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of the non-payment of the tax compensation portion of the Water Delivery Fees, on August 19, 2002, CE Casecnan filed a Statement of Claim against NIA pursuant to the Rules of Arbitration of the International Chamber of Commerce (the "NIA Arbitration"), seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserted, among other things, that most of the taxes which CE Casecnan had factored into the Water Delivery Fee compensation formula did not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself was invalid and unenforceable under Philippine law and that the Project Agreement was inconsistent with Philippine law. As such, NIA sought dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which had been taken into account in the Water Delivery Fee compensation mechanism were not recoverable thereunder and that, at most, certain taxes might be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaimed for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserted that the Project Agreement was contrary to Philippine law and public policy and by way of relief sought a declaration that the Project Agreement was void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003, CE Casecnan filed its reply to NIA's counterclaims.

On October 15, 2003, the Company closed a transaction settling the NIA Arbitration. In connection with the settlement, the Company entered into an agreement (the "Supplemental Agreement") with NIA which, in addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration, supplements and amends the Project Agreement in certain respects as summarized below.

Payment in Cash and Delivery of Note
------------------------------------

As part of the settlement, on October 15, 2003, NIA paid to CE Casecnan the sum of $17.7 million plus Philippine pesos 39.9 million (approximately $0.7 million) and delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"). The Company had the option, between January 14, 2004 and February 14, 2004, to put the ROP Note to the ROP, for a price of par plus accrued interest. Also at closing, the Company paid to the Philippine Bureau of Internal Revenue ("BIR") approximately $24.4 million in respect of Philippine income taxes on the foregoing consideration and paid to NIA $1.6 million in respect of alleged late completion of the Casecnan Project.

On January 14, 2004, the Company exercised its option to put the ROP Note to the ROP and, in accordance with the terms of the put, the Company received $99.2 million (representing the $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

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

Variable Delivered Water Delivery Fee. Variable Delivered Water Delivery Fees will be earned for months beginning after December 25, 2008. For each month beginning after December 25, 2008 through the end of the Cooperation Period, the Variable Delivered Water Delivery Fee shall be payable only from the date when the cumulative Total Available Water (total delivered water plus the water volume not delivered to NIA as a result of NIA's failure to accept energy deliveries at a capacity up to 150 MW) for each contract year exceeds 700.0 million cubic meters. Variable Delivered Water Delivery Fees will be earned up to an aggregate maximum of 1,324.7 million cubic meters for the period from December 25, 2008 through the end of the Cooperation Period. No additional Variable Delivered Water Delivery Fees will be earned over the 1,324.7 million cubic meter threshold.

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

Modifications to Excess Energy Delivery Fee
-------------------------------------------

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19 gigawatt-hours ("GWh"), payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490 GWh but less than 550 GWh per year are paid for at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550 GWh per year are at no cost to NIA.

For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan Project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement
----------------------------------------------

The Company received an opinion from the Philippine Office of Government Corporate Counsel as to the due authorization and enforceability of the Supplemental Agreement. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Project under certain provisions of the Electric Power Industry Reform Act of 2001 calling for renegotiation of contracts such as the Project Agreement have been satisfactorily addressed by the Supplemental Agreement.

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain unaffected by the Supplemental Agreement and in full force and effect.

CONCENTRATION OF RISK

NIA's payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

TERMS OF THE SECURITIES

General
-------

In November 1995, the Company issued and sold (i) the Series A Notes, (ii) the Series B Bonds, and (iii) the FRNs. The Series A Notes, Series B Bonds and FRNs are herein referred to collectively as the "Securities". During 2002, the Company repaid all amounts due under the FRNs.

The Securities are direct obligations of the Company, secured solely by the Company's collateral.

Payment of Principal and Interest
---------------------------------

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

The remaining balance of the $125 million principal Series A Notes due November 15, 2005 is payable in semiannual installments as follows:

                                             PERCENTAGE OF PRINCIPAL
              PAYMENT DATE                       AMOUNT PAYABLE
              ------------                       --------------

              May and November 15, 2004              17.00%
              May and November 15, 2005              19.50%

The remaining balance of the $171.5 million principal of the Series B Bonds due November 15, 2010 is payable in semiannual installments as follows:

                                             PERCENTAGE OF PRINCIPAL
             PAYMENT DATE                        AMOUNT PAYABLE
             ------------                        --------------

             May and November 15, 2004               2.00%
             May and November 15, 2005               1.75%
             May and November 15, 2006              10.50%
             May and November 15, 2007              11.00%
             May and November 15, 2008              11.00%
             May and November 15, 2009               4.00%
             May and November 15, 2010               5.00%

The $75.0 million principal of the FRNs due November 15, 2002 was payable in semiannual installments, which commenced on November 15, 2000, and was completed on November 15, 2002. The FRNs bore interest at LIBOR plus 3.00% per annum.

Priority of Payments
--------------------

Except as otherwise provided for with respect to mandatory redemptions and loss proceeds, all revenues received by the Company from the Casecnan Project have been and will continue to be paid to the Revenue Fund maintained by the Depositary (other than payments required to be used for VAT payments to the ROP). Amounts paid to the Revenue Fund have been and will continue to be distributed in the following order of priority: (a) to pay operating and maintenance costs; (b) to pay certain administrative costs of the agents for the Secured Parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities (including any increased costs necessary to gross up such payments for certain withholding taxes and other assessments and charges), and principal and interest on other senior debt, if any; (d) to cause the Debt Service Reserve Fund to equal the Debt Service Reserve Fund Required Balance, as defined below; (e) to pay indemnification expenses and other expenses to the Secured Parties and certain other costs, and (f) to the Distribution Fund or Distribution Suspense Fund, as applicable.

Debt Service Reserve Fund
-------------------------

The Company established a Debt Service Reserve Fund for the benefit of the Holders of the Securities, which will be funded in cash from operating revenues, subject to cash being available, as described under "Priority of Payments" above. Such amounts will be deposited to the Debt Service Reserve Fund from time to time to the extent required to cause it to equal the Debt Service Reserve Fund Required Balance which is intended to approximate the highest amount of the payments of principal and interest to be made on the Securities during any semiannual period over the next three years from the last debt service payment.

Optional Redemption
-------------------

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

Mandatory Redemption
--------------------

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

Change in Control Put
---------------------

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

Profit Distributions
--------------------

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

There were no profit distributions to the Company or its stockholders in 2003 or 2002. On January 22, 2004, the Company made a profit distribution of $38.0 million. Due to the dispute with a minority shareholder as described in Item 3. Legal Proceedings - Stockholder Litigation, 15% or $5.7 million of the distribution is being held in an unsecured account of the Company.

Ranking and Security for the Securities
---------------------------------------

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

Ratings
-------

On April 24, 2003, Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to BB from BB+ as a result of S&P's downgrade of debt securities issued by the ROP. The downgrade of the ROP debt securities by S&P reflected the country's growing debt burden and fiscal rigidity. On June 13, 2003, S&P downgraded CE Casecnan's senior secured notes rating to B+ from BB and stated that the outlook for the rating was negative. On December 12, 2003, S&P affirmed the rating of B+ and changed the outlook to positive from negative.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities. On June 6, 2003, Moody's downgraded CE Casecnan's senior secured notes rating to B2 from Ba2 and stated that the outlook for the rating was negative. On November 21, 2003, Moody's affirmed the rating of B2 and changed the outlook to stable. On January 27, 2004, Moody's downgraded the long-term debt of the ROP to Ba3 from Ba2.

Nature of Recourse on the Securities
------------------------------------

The Company's obligations to make payments of principal, premium, if any, and interest on the Securities are obligations solely of the Company secured solely by the collateral. Neither the stockholders of the Company nor any affiliates (including MidAmerican), incorporators, officers, directors or employees thereof or of the Company, guaranteed the payment of, or have any obligation with respect to payment of the Securities, except to the extent that stockholders of the Company have pledged their stockholdings in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

Incurrence of Additional Debt
-----------------------------

The Company shall not incur any debt other than "Permitted Debt." "Permitted Debt" means:

(a)  The Securities;

(b) Debt incurred to finance the construction of capital improvements to the Casecnan Project, which are required to ensure compliance with applicable law or anticipated changes therein; provided that no such debt may be incurred unless at the time of incurrence of such debt, an independent engineer confirms the reasonableness of (i) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are reasonably expected to enable the Casecnan Project to comply with applicable or anticipated legal requirements and (ii) the calculations of the Company that demonstrate, after giving effect to the incurrence of such debt, that the minimum project Debt Service Coverage Ratio (x) for the next four consecutive fiscal quarters, commencing with the quarter in which such debt is incurred, taken as one annual period, and (y) for each subsequent fiscal year through the final maturity date, will not be less than 1.3 to 1;

(c) Debt incurred to finance the construction of capital improvements to the Casecnan Project not required by applicable law, so long as after giving effect to the incurrence of such debt (i) no default or event of default has occurred and is continuing, and (ii)(A) the independent engineer confirms the reasonableness of (I) a certification by the Company (containing customary assumptions and qualifications) that the proposed capital improvements are technically feasible and prudent and (II) the calculations of the Company that demonstrate, after giving effect to the incurrence of such debt, (x) the minimum project Debt Service Coverage Ratio for the next four consecutive fiscal quarters, commencing with the quarter in which such debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.4 to 1 and (y) the average projected Debt Service Coverage Ratio for all succeeding fiscal years until the final maturity date will not be less than 1.7 to 1, or (B) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade;

(d) Working capital debt in an aggregate amount outstanding at any time not to exceed $5 million;

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

(i) Purchase money debt and other debts in the ordinary course of business to support the operation and maintenance of the Casecnan Project, in an aggregate amount not to exceed $35 million at any time; and

(j) Permitted refinancing debt, if, as certified by an authorized officer of the Company at the time of incurrence, (A)(i) after giving effect to the incurrence of such debt, (x) the minimum projected Debt Service Coverage Ratio for the next four consecutive fiscal quarters in which such debt is incurred, taken as one annual period, and in every fiscal year thereafter, will not be less than 1.5 to 1, and (y) for each subsequent fiscal year through the final maturity date, the average project Debt Service Coverage Ratio will not be less than 2.0 to 1, and (ii) the final maturity and average life of the debt incurred each exceed those of the debt remaining,
     (B) each principal payment equals that of each corresponding principal payment of the debt being replaced or (C) the rating agencies confirm that the incurrence of such debt will not result in a rating downgrade.

Principal Covenants
-------------------

Principal covenants under the Trust Indenture require the Company, subject to certain exceptions and qualifications, (a) not to incur (i) any debt except Permitted Debt or (ii) any lien upon any of its assets except permitted liens;
(b) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (c) not to enter into non-arm's length transactions or agreements with affiliates; (d) not to engage in any business other than as contemplated by the Trust Indenture; (e) not to amend, terminate or otherwise modify any material Project Document to which it is a party, except as permitted under the Trust Indenture; (f) not to sell, lease or transfer any property or assets material to the Casecnan Project except in the ordinary course of business; (g) to operate and maintain the Casecnan Project in accordance with the Approved Operation and Maintenance Budget; (h) to maintain insurance as required under the Trust Indenture; and (i) to enter into an interest rate agreement for the Floating Rate Notes, within 30 days of Closing, at a LIBOR cap of up to 7.5%.

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

Regulatory Matters
------------------

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 ("EPIRA"), which is aimed at restructuring the Philippine power industry, privatizing the NPC and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company's future operations in the Philippines and the Philippines power industry as a whole, the effect of which is not yet determinable or estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines pursuant to EPIRA, the Casecnan Project (together with four other unrelated projects) was reportedly identified as raising legal and financial questions and, with those projects, had been prioritized for renegotiation. In connection with the settlement of the NIA Arbitration and as part of the Supplemental Agreement transaction, the Company received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power project contracts in the Philippines or that may have existed with respect to the Casecnan Project under certain provisions of EPIRA calling for renegotiation of contracts such as the Project Agreement have been satisfactorily addressed by the Supplemental Agreement. Company representatives, together with certain current and former government officials, also were requested to and did appear, during 2002 and the first half of 2003, before a Philippine Senate committee which had raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. The Company believes that as a result of the settlement of the NIA Arbitration and the entering into of the Supplemental Agreement (see Item 1. Business - The Casecnan Project Supplemental Agreement), the questions and allegations raised by the Philippine Senate committee have been addressed, although there can be no assurance the committee does not schedule additional hearings or that additional inquiries by the Philippine Congress or any agency of the Philippine government will not be made in the future.

Employees
---------

At December 31, 2003, the Company had 43 full-time employees consisting of operations, maintenance, logistics, compliance, and engineering personnel. At the powerhouse control room, personnel monitor, direct and control the operations and maintenance of the whole Casecnan Project. The control room is staffed 24 hours per day and is the contact point for the Casecnan Project's customers and others. At the diversion structures, personnel are responsible to ensure that the trash racks at the tunnel intakes are kept clean and maintained and that excessive sediment build-up behind the structure is prevented.

ITEM 2. PROPERTIES.

CE Casecnan's principal property is the approximately 150 MW hydroelectric power facility that was completed in December 2001.

ITEM 3. LEGAL PROCEEDINGS.

NIA ARBITRATION

The NIA Arbitration was settled on October 15, 2003. See Item 1. Business - The Casecnan Project Supplemental Agreement.

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

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs in 2002. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accrued liquidated damages balance at December 31, 2003 and 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, CE Casecnan could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. CE Casecnan believes that an award will be issued by the ICC in 2004.

STOCKHOLDER LITIGATION

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican's indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain a 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days' prior notice to LPG. Accordingly, 15% of the dividend distribution declared on January 21, 2004 was set aside in an unsecured account of the Company.

In February 2003, San Lorenzo Ruiz Builders and Developers Group Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data, which should be read in conjunction with the Company's financial statements and the related notes to those statements included in this annual report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7. of this annual report. The selected financial data as of and for the five years ended December 31, 2003, has been derived from the Company's audited historical financial statements.

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                 2003        2002      2001(1)        2000        1999
                                               --------    --------    --------     --------    ---------

Total revenue .............................    $129,921    $138,264    $  8,174     $      -    $      -
Operating income (loss) ...................      91,539      93,415       4,252         (451)          -
Net income to common stockholders .........      59,765      44,956       2,867        4,857         699
Net income per share ......................       77.90       58.60        3.74         6.33        0.91
Total assets ..............................     565,313     541,507     515,192      482,373     522,398
Notes payable .............................      51,263      51,263      40,763            -           -
Long-term debt, including current portion..     246,458     287,925     323,125      352,750     371,500
Stockholders' equity ......................     211,686     151,921     106,965      104,098      99,241

     (1)  Commercial operations commenced on December 11, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with "Selected Financial Data" in Item 6. and the Company's historical financial statements and the notes to those statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

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

FACTORS AFFECTING THE RESULTS OF OPERATIONS

The Casecnan Project is wholly dependent upon sufficient rainfall to generate electricity and deliver water. The seasonality of rainfall patterns and the variability of rainfall from year to year, all of which are outside the control of the Company, have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

The following table provides certain operating data of the Casecnan Project for the years ended December 31, 2003 and 2002:

                                                      2003     2002
                                                      -----    -----

        Electricity produced (GWh) .............      382.2    351.0
        Calculated Output (GWh) ................       13.7      7.5
        Water delivered (million cubic meters)..      620.6    551.0
        Spilled water ..........................       25.1     12.2

Calculated Output is the energy that could have been delivered in circumstances where the Project was not dispatched at its full capacity.

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, "Accounting for Leases". However, pursuant to the provisions of the Project Agreement, the Company billed to NIA water and energy delivery fees as follows (in millions):

                                                            2003      2002
                                                           ------    ------

   Water delivery fees..................................   $ 71.5    $ 82.6
   Electricity fees.....................................     58.4      55.7
                                                           ------    ------
     Total lease rentals and service contracts revenue..   $129.9    $138.3
                                                           ======    ======

Lease rental and service contract revenue decreased by $8.4 million to $129.9 million for the year ended December 31, 2003 from $138.3 million for the year ended December 31, 2002. The decrease in water delivery fees was primarily due to the elimination of the tax compensation portion of the water delivery fee pursuant to the NIA settlement on October 15, 2003, partially offset by a 7.5% increase in the Water Delivery Fee rate as a result of the contractual annual escalation factor. The increase in electricity fees was due primarily to increased generation resulting from higher water flows in 2003. Revenues from water delivery, guaranteed energy and excess energy are 55%, 28% and 17%, respectively, of the total revenue for the year ended December 31, 2003, and 60%, 26% and 14%, respectively for the year ended December 31, 2002.

Operating expenses decreased to $38.4 million for the year ended December 31, 2003 from $44.8 million for the year ended December 31, 2002. Included within operating expenses for the year ended December 31, 2003 are depreciation, plant operations and doubtful accounts expense of $23.2 million, $13.2 million and $2.0 million, respectively. Plant operations expense increased by $3.1 million and doubtful accounts expense decreased by $9.5 million. The increase in plant operations expense was caused by higher local business taxes, insurance and legal costs. The decrease in doubtful accounts is primarily attributable to the NIA Arbitration Settlement. The December 31, 2003 allowance for doubtful accounts relates to Calculated Output.

Settlement income of $31.9 million resulted from the settlement of the NIA Arbitration.

Interest expense decreased to $39.8 million for the year ended December 31, 2003 from $42.5 million for the year ended December 31, 2002. The primary reason for the decrease was the scheduled repayment of debt.

Interest income increased to $1.9 million for the year ended December 31, 2003 from $0.2 million for the year ended December 31, 2002. The primary reason for the increase was interest earned on the ROP Note issued to the Company in connection with the NIA Arbitration Settlement.

Tax expense increased to $25.7 million for the year ended December 31, 2003 from $6.1 million for the year ended December 31, 2002. The increase in 2003 is a result of $24.4 million in taxes paid on the NIA Arbitration Settlement and amounts paid to the BIR in settlement of audit assessments for the years 1996 to 1998 and 2000 to 2001. Tax expense in 2002 consisted of a payment to the Philippine BIR for the settlement of taxes related to interest income for the years 2001, 2000 and 1999.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

The following table provides certain operating data of the Casecnan Project for the years ended December 31, 2002 and 2001:

                                                               2002    2001
                                                              -----    ----

         Electricity produced (GWh)......................     351.0    21.6
         Calculated Output (GWh) ........................       7.5       -
         Water delivered (million cubic meters)..........     551.0    36.5
         Spilled water...................................      12.2       -

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, "Accounting for Leases". However, pursuant to the provisions of the Project Agreement, the Company billed to NIA water and energy delivery fees as follows (in millions):

                                                              2002     2001
                                                             ------    ----

     Water delivery fees ................................    $ 82.6    $4.1
     Electricity fees ...................................      55.7     4.1
                                                             ------    ----
       Total lease rentals and service contracts revenue.    $138.3    $8.2
                                                             ======    ====

Lease rental and service contract revenue increased by $130.1 million to $138.3 million for the year ended December 31, 2002 from $8.2 million for the year ended December 31, 2001. The increase in both sources of revenue is due to a full year of operations during 2002 as the Casecnan Project began commercial operations on December 11, 2001. Revenues from water delivery, guaranteed energy and excess energy generated and delivered are 60%, 26% and 14%, respectively, of the total revenue for the year ended December 31, 2002, and 50%, 26% and 24%, respectively for the year ended December 31, 2001.

The 2001 figure for electricity produced includes all energy for the year, both commissioning and cooperation period revenues. The 2001 capacity factor calculation, however, only includes the 21.6 GWh of energy produced during December 11-31, 2001, the part of the year in which the plant was in commercial operation. The 2002 figure for energy produced includes 7.5 GWh of energy for which the Company was paid pursuant to the terms of the Project Agreement which provided for payment in respect of energy that could have been delivered in circumstances where the Project was not dispatched at its full capacity. For the same reason, the 2002 figure for water delivered includes 12.2 million cubic meters of water spilled.

Operating expenses increased to $44.8 million for the year ended December 31, 2002 from $3.9 million for the year ended December 31, 2001 due to a full year of operations during 2002. Included within operating expenses for the year ended December 31, 2002, are depreciation, plant operations and doubtful accounts expense of $23.2 million, $10.1 million and $11.5 million, respectively. These expenses increased from prior year amounts of $1.2 million, $2.2 million and $0.5 million, respectively.

Interest expense decreased to $42.5 million for the year ended December 31, 2002 from $44.2 million for the year ended December 31, 2001. The primary reason for the decrease was the scheduled repayment of debt.

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

Tax expense in 2002 of $6.1 million consists of a payment to the BIR for the settlement of taxes related to interest income for the years 2001, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

NIA's payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

The Company's cash and cash equivalents were $4.5 million and $0.7 million at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company also owned a $97.0 million ROP note which was put to the ROP on January 14, 2004.

The Company generated cash flows from operations of $65.2 million and $36.9 million for the years ended December 31, 2003 and 2002, respectively. The increase from 2002 was primarily due to increased net income of $14.8 million and changes in working capital activities of $21.2 million.

The Company used $10.3 million and $11.4 million for investing activities for the years ended December 31, 2003 and 2002, respectively. Capital expenditures, the main component of investing activities, were $4.3 million and $10.3 million for the years ended December 31, 2003 and 2002, respectively. During 2003, the Company paid a net amount of $6.0 million to the ROP in connection with the settlement of the NIA Arbitration.

The Company used $51.1 million and $25.9 million for financing activities for the years ended December 31, 2003 and 2002, respectively. During 2003, the Company repaid long-term debt of $41.5 million and increased restricted cash related to debt service obligations by $11.0 million. During 2002, the Company repaid long-term debt of $35.2 million and issued new notes payable to an affiliate of $10.5 million.

Under the terms of the Project Agreement between the Company and NIA, the Company developed, financed and constructed the Casecnan Project over the construction period. Under the Project Agreement and the Supplemental Agreement (defined below under NIA Arbitration Settlement), the Company owns and operates the Casecnan Project for a twenty-year Cooperation Period. During the Cooperation Period, NIA is obligated to accept certain deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement and the Supplemental Agreement (defined below under NIA Arbitration Settlement), NIA is obligated to pay the Company a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

NIA ARBITRATION SETTLEMENT

On October 15, 2003, the Company closed a transaction settling the NIA Arbitration. In connection with the settlement, the Company entered into an agreement (the "Supplemental Agreement") with NIA which, in addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration, supplements and amends the Project Agreement in certain respects as summarized below.

Payment in Cash and Delivery of Note
------------------------------------

As part of the settlement, on October 15, 2003, NIA paid to CE Casecnan the sum of $17.7 million plus Philippine pesos 39.9 million (approximately $0.7 million) and delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"). The Company had the option, between January 14, 2004 and February 14, 2004, to put the ROP Note to the ROP, for a price of par plus accrued interest. Also at closing, the Company paid to the Philippine Bureau of Internal Revenue ("BIR") approximately $24.4 million in respect of Philippine income taxes on the foregoing consideration and paid to NIA $1.6 million in respect of alleged late completion of the Project.

On January 14, 2004, the Company exercised its option to put the ROP Note to the ROP and, in accordance with the terms of the put, the Company received $99.2 million (representing the $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

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

Modifications to Excess Energy Delivery Fee
-------------------------------------------

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19 gigawatt-hours ("GWh"), payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490 GWh but less than 550 GWh per year are paid for at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550 GWh per year are at no cost to NIA.

For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan Project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other
-----

The ROP has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

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

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs in 2002. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at December 31, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, CE Casecnan could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. CE Casecnan believes that an award will be issued by the ICC in 2004.

CASECNAN STOCKHOLDER LITIGATION

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company's ("MidAmerican") indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain a 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days' prior notice to LPG. Accordingly, 15% of the dividend distribution declared on January 21, 2004 was set aside in an unsecured account of the Company.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

BIR AUDIT

The BIR has audited the Company for all taxes, including income taxes, for the years 2000 and 2001 and issued letters of authority to audit the tax years 1996 through 1998. In 2003, the Company paid an aggregate of $3.0 million in full and final settlement of the BIR assessments of deficiency taxes for the years 2000 and 2001 and 1996 through 1998. The Company believes that it is in compliance with applicable tax laws and regulations with respect to its tax filings.

OBLIGATIONS AND COMMITMENTS

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt and notes payable. Material obligations as of December 31, 2003 are as follows (in thousands):

                                                       PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------
                                                      < 1        2-3       4-5       > 5
                                           TOTAL      YEAR      YEARS     YEARS     YEARS
                                         --------   -------   --------   -------   -------

Contractual cash obligations:
  Long-term debt .....................   $246,458   $49,360   $ 90,768   $75,460   $30,870
  Note payable .......................     51,263         -     51,263         -         -
                                         --------   -------   --------   -------   -------
    Total contractual cash obligations   $297,721   $49,360   $142,031   $75,460   $30,870
                                         ========   =======   ========   =======   =======

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk
------------------

At December 31, 2003, the Company had fixed-rate long-term debt of $246.5 million in principal amount and having a fair value of $255.1 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $9.6 million if interest rates were to increase by 10% from their levels at December 31, 2003. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

Currency Risk
-------------

NIA's payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company's sole source of operating revenues. NIA must obtain U.S. Dollars to fund its payment obligations. Because of the Company's dependence on NIA, any material failure of NIA to obtain U.S. Dollars and fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report..................................................25

Balance Sheets as of December 31, 2003 And 2002...............................26

Statements of Operations for Each of the Three Years in the Period
     Ended December 31, 2003..................................................27

Statements of Changes in Stockholders' Equity for Each of the Three Years
     in the Period Ended December 31, 2003....................................28

Statements of Cash Flows for Each of the Three Years in the Period
     Ended December 31, 2003..................................................29

Notes To Financial Statements.................................................30

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.


We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of December 31, 2003 and 2002, and the related statements of income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Joaquin Cunanan & Co.

JOAQUIN CUNANAN & CO.
A Pricewaterhousecoopers member firm
Makati City, Philippines
February 9, 2004

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                                 BALANCE SHEETS
            (Amounts in thousands of U.S. Dollars, except share data)

                                                                  AS OF DECEMBER 31,
                                                                 ---------------------
                                                                   2003        2002
                                                                 --------    ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................    $  4,513    $    705
  Trade receivable, net (Note 4) ............................      16,451      51,515
  Note receivable (Note 3) ..................................      97,000           -
  Accrued interest and other receivables ....................       8,229       7,009
  Prepaid insurance and other current assets ................       4,685       5,562
                                                                 --------    --------
    Total current assets ....................................     130,878      64,791
                                                                 --------    --------
Restricted cash and investments .............................      18,121       7,078
Bond issue costs, net .......................................       3,861       5,218
Property, plant and equipment, net (Note 5) .................     407,082     453,507
Deferred income tax (Note 7) ................................       5,371       5,371
Other assets ................................................           -       5,542
                                                                 --------    --------
TOTAL ASSETS ................................................    $565,313    $541,507
                                                                 ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................    $  7,395    $  3,463
  Accrued interest (Notes 6 and 8) ..........................       7,368       6,271
  Accrued liquidated damages ................................       3,800       5,420
  Other accrued expenses ....................................       1,702       1,902
  Payable to affiliates (Note 8) ............................      34,739      33,342
  Current portion of long-term debt (Note 6) ................      49,360      41,468
                                                                 --------    --------
    Total current liabilities ...............................     104,364      91,866
                                                                 --------    --------

Notes payable (Note 8) ......................................      51,263      51,263
Deferred revenue ............................................         902           -
Long-term debt, net of current portion (Note 6) .............     197,098     246,457
                                                                 --------    --------
  Total liabilities .........................................     353,627     389,586
                                                                 --------    --------


Commitments and contingencies (Note 9)

Stockholders' equity:
Capital stock
Authorized - 2,148,000 common shares, one Philippine peso
  ($0.038) par value; 767,162 shares issued and outstanding .          29          29
Additional paid-in capital ..................................     123,807     123,807
Retained earnings ...........................................      87,850      28,085
                                                                 --------    --------
  Total stockholders' equity ................................     211,686     151,921
                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................    $565,313    $541,507
                                                                 ========    ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF OPERATIONS
            (Amounts in thousands of U.S. Dollars, except share data)

                                                                     YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                 2003          2002          2001
                                                               ---------     ---------     ---------
REVENUE:
  Lease rental and service contract (Notes 1, 4 and 11)....    $ 129,921     $ 138,264     $   8,174
                                                               ---------     ---------     ---------

OPERATING EXPENSES:
  Depreciation ............................................       23,158        23,211         1,249
  Plant operations ........................................       13,180        10,093         2,152
  Doubtful accounts expense (Note 4) ......................        2,044        11,545           521
                                                               ---------     ---------     ---------
    Total operating expenses ..............................       38,382        44,849         3,922
                                                               ---------     ---------     ---------
OPERATING INCOME ..........................................       91,539        93,415         4,252
                                                               ---------     ---------     ---------

OTHER INCOME (EXPENSES):
  Settlement income (Note 3) ..............................       31,887             -             -
  Interest expense (Notes 6 and 8) ........................      (39,835)      (42,508)      (44,162)
  Capitalized interest ....................................            -             -        41,652
  Interest income .........................................        1,949           236         1,450
  Other ...................................................          (38)         (105)            -
                                                               ---------     ---------     ---------
    Total other expense, net ..............................       (6,037)      (42,377)       (1,060)
                                                               ---------     ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAX ....................       85,502        51,038         3,192
PROVISION FOR INCOME TAX (Notes 3 and 7) ..................       25,737         6,082           325
                                                               ---------     ---------     ---------
NET INCOME ................................................    $  59,765     $  44,956     $   2,867
                                                               =========     =========     =========

NET INCOME PER SHARE - BASIC AND DILUTED ..................    $   77.90     $   58.60     $    3.74
                                                               =========     =========     =========
Weighted average number of common shares outstanding ......      767,162       767,162       767,162
                                                               =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (U.S. Dollars in thousands)

                                            OUTSTANDING
                                              COMMON       COMMON     ADDITIONAL        RETAINED
                                              SHARES        STOCK    PAID-IN CAPITAL    EARNINGS      TOTAL
                                            -----------    ------    ---------------    --------     --------
BALANCE, JANUARY 1, 2001................      767,162        $29        $123,807        $(19,738)    $104,098
Net income..............................            -          -               -           2,867        2,867
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001..............      767,162         29         123,807         (16,871)     106,965
Net income..............................            -          -               -          44,956       44,956
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002..............      767,162         29         123,807          28,085      151,921
Net income..............................            -          -               -          59,765       59,765
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003..............      767,162        $29        $123,807         $87,850     $211,686
=============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. Dollars)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  2003        2002        2001
                                                                                --------    --------    --------
Cash flows from operating activities:
Net income ..................................................................   $ 59,765    $ 44,956    $  2,867
Adjustments to reconcile net cash flows from operating activities:
  Depreciation ..............................................................     23,158      23,211       1,249
  Amortization of bond issue costs ..........................................      1,356       1,494       1,603
  Provision for deferred income tax .........................................          -           -         325
  Gain on settlement of arbitration, net of tax .............................     (7,500)          -           -
  Changes in other items:
    Trade receivable, net ...................................................    (20,132)    (43,503)     (8,012)
    Accrued interest and other receivables ..................................     (1,534)       (408)     (6,028)
    Prepaid insurance and other current assets ..............................        455      (2,277)     (3,243)
    Other assets ............................................................      5,542       6,158     (11,700)
    Accounts payable ........................................................      3,932       2,359      (3,137)
    Accrued interest ........................................................      1,097       1,065        (359)
    Accrued liquidated damages ..............................................     (1,620)      3,800       1,620
    Other accrued expenses ..................................................       (200)          -       1,902
    Deferred revenue ........................................................        902           -           -
                                                                                --------    --------    --------
      Net cash flows from operating activities ..............................     65,221      36,855     (22,913)
                                                                                --------    --------    --------

Cash flows from investing activities:
  Additions to property, plant and equipment ................................     (4,335)    (10,263)    (48,583)
  Arbitration settlement ....................................................     (5,965)          -           -
  Liquidated damages received ...............................................          -           -       5,978
  Decrease (increase) in restricted:
    Cash and short-term investments .........................................          -      (1,100)     (5,978)
    Investments .............................................................          -           -      41,945
   Change in accounts payable and accrued expenses related to development ...          -           -       3,281
                                                                                --------    --------    --------
     Net cash flows from investing activities ...............................    (10,300)    (11,363)     (3,357)
                                                                                --------    --------    --------

Cash flows from financing activities:
  Increase (decrease) in payable to affiliates ..............................      1,397      (1,165)     15,507
  Increase in restricted cash related to debt service obligations ...........    (11,043)          -           -
  Payment of long-term debt .................................................    (41,467)    (35,200)    (29,625)
  Proceeds from notes payable ...............................................          -      10,500      40,763
                                                                                --------    --------    --------
    Net cash flows from financing activities ................................    (51,113)    (25,865)     26,645
                                                                                --------    --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................      3,808        (373)        375
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............................        705       1,078         703
                                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................................   $  4,513    $    705    $  1,078
                                                                                ========    ========    ========

Supplemental Disclosure:
  Interest paid, net of interest capitalized ................................   $ 36,205    $ 39,949    $  1,267
                                                                                ========    ========    ========
  Income taxes paid .........................................................   $ 24,387    $  6,080    $    325
                                                                                ========    ========    ========
  Non-cash transaction - ROP note received under NIA Arbitration Settlement .   $ 97,000    $      -    $      -
                                                                                ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  (In U.S. Dollars, unless indicated otherwise)

1.   ORGANIZATION AND OPERATIONS

CE Casecnan Water and Energy Company, Inc. (the "Company" or "CE Casecnan") is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company ("MidAmerican") and was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The purpose of the Company is to design, develop, construct, erect, assemble, commission, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Philippine Government or any government-owned or controlled corporation.

The Company has a contract with the Philippine Government, through the Philippine National Irrigation Administration ("NIA") (a government-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement ("Project Agreement"), covering a twenty-year cooperation period ("Cooperation Period") with "take-or-pay" obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the "Casecnan Project") will be transferred to the Philippine Government at no cost on an "as is" basis. The Philippine Government also signed a Performance Undertaking, which, among other things, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995.

The Company is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus
Investments Code of 1987 (Executive Order No. 226). Under the terms of its registration, the Company is entitled to certain incentives which include an income tax holiday for a minimum of six years from the start of commercial operations, tax and duty-free importation of capital equipment, tax credits on domestic capital equipment, and exemption from customs duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. The registration also requires, among other things, the maintenance of a debt-to-equity ratio not exceeding 75:25 upon commencement of commercial operations.

The Casecnan Project commenced commercial operations on December 11, 2001. Prior to this date, the Company was considered to be a development stage enterprise. Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican's indirect wholly owned subsidiary CE Casecnan Ltd. advised the minority stockholder, LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain a 15% interest in CE Casecnan.

In April 2003, CE Casecnan Ltd. assigned a 70% stockholding in the Company to CE Casecnan II, Inc., a Philippine company, in exchange for 100% of the latter's shares of stock. Consequently, the Company became 70% owned by CE Casecnan II, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The more significant accounting policies and practices of the Company are set forth below.

Basis of Presentation
---------------------

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

Reclassifications
-----------------

Certain amounts in the fiscal 2002 and 2001 financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2003 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less and that are subject to an insignificant risk of change in value.

Restricted Cash and Investments
-------------------------------

Restricted cash and investments are composed of debt service funds that are legally restricted as to their use and require the maintenance of specific minimum balances. Such cash and investments are primarily in the form of commercial paper and money market securities.

Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 2003 approximates their fair value, which is based on quoted market prices as provided by the financial institution holding the investments.

Bond Issue Costs
----------------

Bond issue costs consist of costs incurred in the issuance of senior secured notes and bonds and are deferred and amortized over the term of the notes and bonds using the effective interest rate method. Amortization of bond issue costs is capitalized during the construction period and charged to operations, as an interest expense, upon commercial operations of the Casecnan Project.

Property, Plant and Equipment, Net
----------------------------------

Property, plant and equipment are stated at historical cost (including capitalized interest costs) less accumulated depreciation. Depreciation is computed on the straight-line method based on the twenty-year Cooperation Period for the hydroelectric power plant and office and building structure, and on the estimated useful life of five years for other equipment. Minor expenditures for repairs and maintenance are charged to operations as incurred, while significant renewals and improvements are capitalized. Liquidated damages received relative to the Casecnan Project construction are recorded as reduction to the cost of the Project. When an asset is sold or otherwise disposed of, its cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is credited or charged to operations.

Deferred Income Taxes
---------------------

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

Allowance for Doubtful Accounts
-------------------------------

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

Net Income per Share
--------------------

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

Revenue
-------

Pursuant to the Project Agreement, the company bills on a monthly basis for the delivery of water and electricity. However, for accounting purposes the Project Agreement is treated as an arrangement that contains both an operating lease and a service contract to operate the plant. Both the lease rentals and service fees are recognized straight line over the term of the Project Agreement.

The annual water delivery revenue is recorded on the basis of the contractual minimum guaranteed water delivery threshold for the respective contract year. If and when cumulative deliveries within a contract year exceed the minimum threshold, additional revenue is recognized and calculated as the product of the water deliveries in excess of the minimum threshold and the applicable unit price up to the maximum contractually allowed water delivery volume.

Revenue from electricity consists of guaranteed energy fees with fixed monthly amounts and is recognized based on the contractually guaranteed energy deliveries. Actual deliveries of energy less than the fixed, monthly contractual amounts will not result in any reduction of the guaranteed energy fee. The variable energy fee is recognized when deliveries of energy exceed the guaranteed energy in any contract year. The variable energy fee will not be recognized until all cumulative electrical energy shortfalls in previous months have been made up. At December 31, 2003, there was no cumulative electrical energy shortfall. Pursuant to the provisions of the Supplemental Agreement (defined in Note 3 below) which took effect on October 15, 2003, the Company defers revenue to the extent that the invoiced unit price exceeds the average unit price over the remaining term of the contract.

3.   NIA SETTLEMENT AGREEMENT

Under the terms of the Project Agreement, NIA had the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan paid. If NIA did not so reimburse CE Casecnan, certain taxes paid by CE Casecnan would result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan would have resulted automatically in an increase in the Water Delivery Fee. As of September 30, 2003, CE Casecnan had paid approximately $59.1 million in taxes, which pursuant to the foregoing provisions resulted in an increase in the Water Delivery Fee. NIA had failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of the non-payment of the tax compensation portion of the Water Delivery Fees, on August 19, 2002, CE Casecnan filed a Statement of Claim against NIA pursuant to the Rules of Arbitration of the International Chamber of Commerce (the "NIA Arbitration"), seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserted, among other things, that most of the taxes which CE Casecnan had factored into the Water Delivery Fee compensation formula did not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself was invalid and unenforceable under Philippine law and that the Project Agreement was inconsistent with Philippine law. As such, NIA sought dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which had been taken into account in the Water Delivery Fee compensation mechanism were not recoverable thereunder and that, at most, certain taxes might be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaimed for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserted that the Project Agreement was contrary to Philippine law and public policy and by way of relief sought a declaration that the Project Agreement was void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003 CE Casecnan filed its reply to NIA's counterclaims.

On October 15, 2003, the Company closed a transaction settling the NIA Arbitration. As a result of the settlement, the Company recorded $31.9 million of settlement income and $24.4 million of associated income tax. The settlement income consisted of $115.4 million of consideration pursuant to the settlement agreement, less $30.8 million of recoverable taxes previously capitalized during the construction period, less $8.4 million of taxes paid during operations and less $44.3 million of net trade receivables and other adjustments pertaining to the disputed amounts. In connection with the settlement, the Company entered into an agreement (the "Supplemental Agreement") with NIA which, in addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration, supplements and amends the Project Agreement in certain respects as summarized below.

Payment in Cash and Delivery of Note
------------------------------------

As part of the settlement, on October 15, 2003, NIA paid to CE Casecnan the sum of $17.7 million plus Philippine pesos 39.9 million (approximately $0.7 million) and delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"). The Company had the option, between January 14, 2004 and February 14, 2004, to put the ROP Note to the ROP, for a price of par plus accrued interest. Also at closing, the Company paid to the Philippine Bureau of Internal Revenue ("BIR") approximately $24.4 million in respect of Philippine income taxes on the foregoing consideration and paid to NIA $1.6 million in respect of alleged late completion of the Casecnan Project. The $1.6 million was accrued as of December 31, 2002.

On January 14, 2004, the Company exercised its put option to put the ROP Note to the ROP and, in accordance with the terms of the put, the Company received $99.2 million (representing the $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

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

Variable Delivered Water Delivery Fee. Variable Delivered Water Delivery Fees will be earned for months beginning after December 25, 2008. For each month beginning after December 25, 2008 through the end of the Cooperation Period, the Variable Delivered Water Delivery Fee shall be payable only from the date when the cumulative Total Available Water (total delivered water plus the water volume not delivered to NIA as a result of NIA's failure to accept energy deliveries at a capacity up to 150 MW) for each contract year exceeds 700.0 million cubic meters. Variable Delivered Water Delivery Fees will be earned up to an aggregate maximum of 1,324.7 million cubic meters for the period from December 25, 2008 through the end of the Cooperation Period. No additional Variable Delivered Water Delivery Fees will be earned over the 1,324.7 million cubic meter threshold.

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

Modifications to Excess Energy Delivery Fee
-------------------------------------------

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19 gigawatt-hours ("GWh"), payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490 GWh but less than 550 GWh per year are paid for at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550 GWh per year are at no cost to NIA.

For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan Project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement
----------------------------------------------

The Company received an opinion from the Philippine Office of Government Corporate Counsel as to the due authorization and enforceability of Supplemental Agreement. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Project under certain provisions of the Electric Power Industry Reform Act of 2001 calling for the renegotiation of contracts such as the Project Agreement have been satisfactorily addressed by the Supplemental Agreement.

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain unaffected by the Supplemental Agreement and in full force and effect.

4.   TRADE RECEIVABLE, NET

Trade receivable pertains to the receivable due for lease rentals and service income which was billed pursuant to the provisions of the Project Agreement with NIA, as follows (in thousands):

                                                    DECEMBER 31,
                                                --------------------
                                                  2003        2002
                                                --------    --------
          Water delivery fee ................   $ 11,988    $ 52,854
          Guaranteed energy delivery fee ....      3,676       6,709
          Variable energy delivery fee ......      2,831       4,018
                                                --------    --------
            Trade receivable, gross .........     18,495      63,581
          Allowance for doubtful accounts ...     (2,044)    (12,066)
                                                --------    --------
            Trade receivable, net ...........   $ 16,451    $ 51,515
                                                ========    ========

The allowance for doubtful accounts as of December 31, 2003 represents the Company's current estimate of the uncollectible portion of the calculated output revenue recorded subsequent to the Supplemental Agreement through December 31, 2003, while the 2002 allowance represents the Company's estimate of the uncollectible portion of the unpaid Water Delivery Fees at December 31, 2002. On October 15, 2003, the Company closed a transaction settling the NIA Arbitration described in Note 3 above and, accordingly, revised the allowance for doubtful accounts to reflect the net collectible amounts based upon the Supplemental Agreement.

5.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31 consist of the following (in thousands):

                                                      DECEMBER 31,
                                                ------------------------
                                                   2003          2002
                                                ---------     ----------
        Hydroelectric power facility .......    $ 450,174     $ 476,786
        Office and building structures .....        1,090           244
        Transportation and other equipment .          640           501
                                                ---------     ---------
                                                  451,904       477,531
        Accumulated depreciation ...........      (44,840)      (24,460)
                                                ---------     ---------
                                                  407,064       453,071
        Construction in progress ...........           18           436
                                                ---------     ---------
        Property, plant and equipment, net..    $ 407,082     $ 453,507
                                                =========     =========

6.   LONG-TERM DEBT

On November 27, 1995, the Company issued $371.5 million of notes and bonds (the "Securities") to finance the construction of the Casecnan Project. These debts consisted of $75.0 million Senior Secured Floating Rate Notes ("FRNs") bearing interest at LIBOR plus 3.00%, which were paid in installments through November 15, 2002; $125.0 million Senior Secured Series A Notes ("Series A Notes") with interest at 11.45% payable in semiannual installments up to 2005; and $171.5 million Senior Secured Series B Bonds ("Series B Bonds") with interest at 11.95% payable in semiannual installments up to 2010. For the year ended December 31, 2003, the Series A Notes and Series B Bonds had effective interest rates of 13.13% and 13.57%, respectively, inclusive of bond issue cost amortization. The effective interest rate for the FRNs fluctuated between 5.59% and 10.72% in 2001 and 5.88% and 6.29% prior to being repaid in 2002.

The repayment schedule is as follows (in thousands):

                            SERIES A NOTES  SERIES B BONDS   TOTAL
                            --------------  --------------  --------

             2004 .......      $ 42,500        $  6,860     $ 49,360
             2005 .......        48,750           6,002       54,752
             2006 .......             -          36,016       36,016
             2007 .......             -          37,730       37,730
             2008 .......             -          37,730       37,730
             2009 .......             -          13,720       13,720
             2010 .......             -          17,150       17,150
                               --------        --------     --------
                               $ 91,250        $155,208     $246,458
                               ========        ========     ========

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

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm's length transactions or agreements with affiliates; sale, lease, or transfer of properties material to the Casecnan Project, among others. In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement whereby Chemical Trust Company of California ("Chemical Trust") acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and Securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds, which include a Capital Contribution Fund. Pursuant to this requirement, the Company's stockholders deposited an aggregate capital contribution of approximately $123.3 million to the fund, which was strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds were fully utilized. The contributions are included in the "Additional paid-in capital" account in the accompanying balance sheets.

7.   INCOME TAXES

Tax expense in 2003 of $25.7 million consists primarily of the $24.4 million of taxes paid in connection with the NIA Arbitration Settlement and the settlement of the Philippine BIR audits for 1996 to 1998 and 2000 to 2001. Tax expense in 2002 of $6.1 million consisted of a payment to the Philippine BIR for the settlement of taxes related to interest income for the years 2001, 2000 and 1999. Since commencing commercial operations in December 2001, the Company has incurred no income tax expense on its results from operations due to the availment of a six year income tax holiday received from the Philippine Board of Investments. The Company's deferred income tax asset of $5.4 million as of December 31, 2003 and 2002 (net of a valuation allowance of $2.4 million) consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs. The valuation allowance is recognized for the portion of the deferred income tax asset for which it is more likely than not that the tax benefit will not be realized due to the income tax holiday.

8.   RELATED PARTY TRANSACTIONS

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $34.7 million and $33.3 million at December 31, 2003 and 2002, respectively. Costs incurred by the Company in transactions with related parties amounted to $2.3 million, $1.3 million and $0.5 million in 2003, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, the Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., an affiliate, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Interest expense on the unsecured notes was $1.7 million, $1.9 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. At December 31, 2003, the effective interest rate on the notes was 3.27%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise, are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

9.   COMMITMENTS AND CONTINGENCIES

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

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and pursuant to the rules of the ICC.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs in 2002. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accrued liquidated damages balance at December 31, 2003 and 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, CE Casecnan could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims. CE Casecnan believes that an award will be issued by the ICC in 2004.

Stockholder Litigation
----------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company's ("MidAmerican") indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days' prior notice to LPG. Accordingly, 15% of the dividend distribution declared on January 21, 2004 was set aside in an unsecured account of the Company.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

Concentration of Risk
---------------------

NIA's payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

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

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Cash and cash equivalents, trade receivable, note receivable, accounts payable
------------------------------------------------------------------------------
and accrued expenses
--------------------

The carrying amounts reported in the balance sheets approximate fair value due to the liquidity, the short maturity and nature of such items.

Notes payable
-------------

The Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., an affiliate, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Interest expense on the unsecured notes was $1.7 milion, $1.9 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the effective interest rate on the notes was 3.27%. It is not practicable to estimate the fair value of the notes payable for a variety of reasons, including the absence of quoted market prices for the notes and their subordination provisions to the existing senior debt of the Company.

Long-term debt
--------------

The fair value of the Company's long-term debt is estimated based on quoted market prices of similar types of arrangements. At December 31, 2003, the Company had fixed-rate long-term debt of $246.5 million in principal amount and having a fair value of $255.5 million. At December 31, 2002, the Company had fixed-rate long-term debt of $287.9 million in principal amount and having a fair value of $288.1 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $9.6 million if interest rates were to increase by 10% from their levels at December 31, 2003. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

11.  OPERATING LEASE RENTALS AND SERVICE INCOME

The following is the minimum lease rentals and service income in the next five years on the noncancelable operating lease as of December 31, 2003:

     YEAR ENDED DECEMBER 31                                AMOUNT
     ----------------------                                ------

               2004...................................... $79,647
               2005 .....................................  82,894
               2006......................................  86,382
               2007......................................  88,052
               2008......................................  88,052

Variable lease rentals and service income included in the profit and loss accounts amounted to $22.0 million in 2003, $19.3 million in 2002, and $2.0 million in 2001.

12.  SUBSEQUENT EVENTS

On January 14, 2004, the Company exercised its put option to put the ROP Note to the ROP and, in accordance with the terms of the put, the Company received $99.2 million (representing the $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

On January 21, 2004, the Company declared a cash dividend of $38.0 million. Also on January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days' prior notice to LPG. Accordingly, 15% of the dividend distribution declared on January 21, 2004 was set aside in an unsecured account of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company's management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

David L. Sokol                  47     Director and Chairman
Gregory E. Abel                 41     Vice Chairman
David A. Baldwin                39     Director, President and General Manager
James D. Stallmeyer             46     Vice President
Patrick J. Goodman              37     Director, Senior Vice President and
                                         Chief Financial Officer
Douglas L. Anderson             45     Director, Senior Vice President, General
                                         Counsel and Assistant Secretary
Brian K. Hankel                 41     Vice President and Treasurer
Jose Sandejas                   67     Director and Corporate Secretary
Jose Jaime Cruz                 33     Director and Assistant Corporate
                                         Secretary
Marivic Punzalan-Espiritu       36     Director
Scott LaPrairie                 46     Director
Linda Castillo                  44     Director

Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the Stockholders Agreement, CE Casecnan Ltd. is entitled to elect seven of the directors, and each minority investor is entitled to elect one director.

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

DAVID A.  BALDWIN.  In addition to serving as  Director,  President  and General
Manager for the Company, Mr. Baldwin is President and General Manager, Philippines for affiliates of the Company. From December 1996 to June 1997, Mr. Baldwin served as Vice President, Project Development for Asia Power Ltd. in Hong Kong. From October 1994 to December 1996, Mr. Baldwin was Project Director at SouthPac Corporation Ltd. in New Zealand and, prior to that, he held a series of project management and engineering positions at Shell International in the Netherlands and New Zealand.

JAMES D. STALLMEYER. In addition to serving as Vice President of the Company, Mr. Stallmeyer is Commercial Director and General Counsel of Northern Electric. Mr. Stallmeyer joined affiliates of the Company in 1993. Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Prior to that, Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

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

ITEM 10. AUDIT COMMITTEE MATTERS

During the fiscal year ended December 31, 2003 and as of the date of this Report, the Board of Directors had no committees, including any audit committee. The Company is not an issuer as defined in the Sarbanes-Oxley Act of 2002, it does not have a class of securities listed on any securities exchange, and it is not required to have an audit committee. Patrick J. Goodman qualifies as an "audit committee financial expert". Mr. Goodman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and to its controller. The code of ethics is filed as an exhibit to this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

None of the executive officers or directors of the Company receives compensation from the Company for services as officers or directors of the Company. All directors are reimbursed for their expenses in attending board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

DESCRIPTION OF CAPITAL STOCK

As of December 31, 2003, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 Philippine peso ($0.038) per share (the "Common Stock"), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2003 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

The Trust Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to all persons who own beneficially more than 5% of the common stock and by all directors and officers of the Company as a group.

                                            NUMBER OF            % OF COMMON
NAME AND ADDRESS OF OWNER                 SHARES OWNED*          STOCK OWNED
-------------------------                 -------------          -----------

1.    CE Casecnan II, Inc. (1)              537,005              70% (1)

2.    CE Casecnan Ltd.                      230,148              30% (2) (3)

* In addition, each director of the Company owns one share in the Company as required by Philippine law.

(1) In April 2003, CE Casecnan Ltd., a Bermuda registered corporation, transferred shares in CE Casecnan to CE Casecnan II, Inc., a Philippine corporation, in exchange for 100% of the stock of CE Casecnan II, Inc. CE Casecnan Ltd. and CE Casecnan II, Inc. are indirectly owned by MidAmerican.

(2) Pursuant to the share ownership adjustment mechanism in the Stockholder Agreement, which is based upon pro-forma financial projections of the Casecnan Project at commencement of commercial operations, MidAmerican's wholly owned indirect subsidiary CE Casecnan Ltd., advised the minority stockholders that MidAmerican's ownership interest in the Company increased to 100%. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in the Company.
     Accordingly, these shares have not been transferred on the books of the Company and the above designation reflects the ownership percentages assuming CE Casecnan Ltd. prevails in the pending stockholder litigation (see Item 3. Legal Proceedings - Stockholder Litigation). On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain a 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days' prior notice to LPG. Accordingly, 15% of the dividend distribution declared on January 21, 2004 was set aside in an unsecured account of the Company.

(3) Includes rights to 115,000 shares, which rights were purchased from San Lorenzo Ruiz Builders and Developers Group, Inc. in 1998. The 115,000 shares are subject to the ownership adjustment mechanism in the Stockholders Agreement discussed in Note (2). San Lorenzo retained an option to repurchase the 115,000 shares, if any, remaining after such ownership adjustment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees accrued by CE Casecnan during the years ended December 31, 2003 and 2002 by its principal accounting firm, Joaquin Cunanan & Co. (A PricewaterhouseCoopers Member Firm) and their respective affiliates (collectively, " Joaquin Cunanan & Co."), are set forth below (in thousands).

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                      2003    2002
                                                      ----    ----
              Audit Fees (1) ....................     $222     $39
              Audit-Related Fees (2) ............        -       -
              Tax Fees (3) ......................      388      11
              All Other Fees (4) ................        -       -
                                                      ----     ---
                  Total aggregate fees billed ...     $610     $50
                                                      ----     ---

(1) Includes the aggregate fees for each of the last two fiscal years for professional services rendered by Joaquin Cunanan & Co. for the audit of the Company's financial statements and review of financial statements included in the Company's Form 10-K or services that are normally provided by Joaquin Cunanan & Co. in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Includes the aggregate fees in each of the last two fiscal years for assurance and related services by Joaquin Cunanan & Co. that are reasonably related to the performance of the audit or review of the registrant's financial statements. Services included in this category include audits of benefit plans, due diligence for possible acquisitions and consultation pertaining to new and proposed accounting and regulatory rules.

(3) Includes the aggregate fees in each of the last two fiscal years for professional services rendered by Joaquin Cunanan & Co. for tax compliance, tax advice, and tax planning.

(4) Includes the aggregate fees in each of the last two fiscal years for products and services provided by Joaquin Cunanan & Co., other than the services reported as "Audit Fees", "Audit-Related Fees", or "Tax Fees".

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules

          (i)  Financial Statements

          Financial Statements are included in Part II of this Form 10-K.

          (ii) Financial Statement Schedules

               None.

     (b)  Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

     The Company filed a Current Report on Form 8-K on October 9, 2003 reporting the execution of an agreement (the "Supplemental Agreement") settling the International Chamber of Commerce arbitration case initiated by CE Casecnan in August 2002 to enforce a provision in the Amended and Restated Project Agreement ("Project Agreement") between CE Casecnan and NIA.

     The  Company  filed a  Current  Report  on Form  8-K on  October  15,  2003
     disclosing that the closing conditions to the previously reported Supplemental Agreement settling disputes between the Company and NIA have been satisfied and the closing occurred on October 15, 2003.

     (c)  Exhibits

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

     (d) Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

          Not  applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 9, 2004.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.




                           By: /s/ * David A. Baldwin
                           --------------------------
                                     David A. Baldwin
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature                         Title                              Date
---------                         -----                              ----


/s/ David L. Sokol*            Director and Chairman            February 9, 2004
---------------------------    of the Board
David L. Sokol


/s/ David A. Baldwin*          Director, President              February 9, 2004
---------------------------    and General Manager
David A. Baldwin               (Principal Executive Officer)


/s/ Patrick J. Goodman*        Director, Senior Vice President  February 9, 2004
---------------------------    and Chief Financial Officer
Patrick J. Goodman             (Principal Financial Officer)


/s/ Douglas L. Anderson        Director, Senor Vice President,  February 9, 2004
---------------------------    General Counsel and
Douglas L. Anderson            Assistant Secretary


                               Director                         February 9, 2004
---------------------------
Jose R. Sandejas


                               Director                         February 9, 2004
---------------------------
Jose Jaime Cruz


                               Director                         February 9, 2004
---------------------------
Marivic Punzalan-Espiritu

                               Director                         February 9, 2004
---------------------------
Scott LaPrairie

/s/ Linda B. Castillo*         Director                         February 9, 2004
---------------------------
Linda B. Castillo



*By:/s/ Douglas L. Anderson
    -----------------------
        Douglas L. Anderson
        Attorney-in-Fact

                                  EXHIBIT INDEX
Exhibit No.
-----------

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

10.10 Supplemental Agreement between CE Casecnan Water and Energy Company, Inc. and the Philippines National Irrigation Administration dated as of September 29, 2003 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated October 15, 2003).

14.1 CE Casecnan Water and Energy Company, Inc. Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

24        Power of Attorney

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