Form 10-Q
period 2004-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2004-04-28
CIK 1006402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                          Commission File No. 001-12995

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Philippines                            Not Applicable
                   -----------                            --------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

     24th Floor, 6750 Building, Ayala Avenue              Not Applicable
        ---------------------------------                 --------------
        Makati, Metro Manila, Philippines                   (Zip Code)
    (Address of principal executive offices)

                                011 63 2 892-0276
                                -----------------
              (Registrant's telephone number, including area code)

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

As of March 31, 2004, 767,162 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13
Item 4.  Controls and Procedures                                              13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities                                               14
Item 3   Defaults Upon Senior Securities                                      14
Item 4.  Submission of Matters to a Vote of Security Holders                  14
Item 5.  Other Information                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14
SIGNATURES                                                                    15
EXHIBIT INDEX                                                                 16

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the "Company") as of March 31, 2004, and the related statements of operations and of cash flows for each of the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of operations, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Joaquin Cunanan & Co.

JOAQUIN CUNANAN & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
April 28, 2004

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                                 BALANCE SHEETS
            (Amounts in thousands of U.S. Dollars, except share data)

                                                                                          AS OF
                                                                                 --------------------------
                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2004        2003
                                                                                 ------------  ------------
                                                                                  (UNAUDITED)
                                                          ASSETS
Current assets:
  Cash and cash equivalents ...................................................    $  2,335    $  4,513
  Trade receivable, net .......................................................      17,337      16,451
  Note receivable (Note 2) ....................................................           -      97,000
  Accrued interest and other receivables ......................................       5,458       8,229
  Prepaid insurance and other current assets ..................................       4,863       4,685
                                                                                   --------    --------
    Total current assets ......................................................      29,993     130,878
                                                                                   --------    --------
Restricted cash and investments ...............................................      93,790      18,121
Bond issue costs, net .........................................................       3,566       3,861
Property, plant and equipment, net ............................................     401,791     407,082
Deferred income tax ...........................................................       5,371       5,371
                                                                                   --------    --------
TOTAL ASSETS ..................................................................    $534,511    $565,313
                                                                                   ========    ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................    $  7,741    $  7,395
  Accrued interest ............................................................      15,035       7,368
  Dividends payable ...........................................................       7,950           -
  Accrued liquidated damages ..................................................       3,800       3,800
  Other accrued expenses ......................................................       1,702       1,702
  Payable to affiliates .......................................................      34,619      34,739
  Current portion of long-term debt ...........................................      49,360      49,360
                                                                                   --------    --------
    Total current liabilities .................................................     120,207     104,364
                                                                                   --------    --------

Notes payable .................................................................      51,263      51,263
Deferred revenue ..............................................................       2,066         902
Long-term debt, net of current portion ........................................     197,098     197,098
                                                                                   --------    --------
  Total liabilities ...........................................................     370,634     353,627
                                                                                   --------    --------

Commitments and contingencies (Note 4)

Stockholders' equity:
Capital stock - authorized 2,148,000 common shares, one Philippine peso
    ($0.038) par value; 767,162 shares issued and outstanding .................          29          29
Additional paid-in capital ....................................................     123,807     123,807
Retained earnings (Note 5) ....................................................      40,041      87,850
                                                                                   --------    --------
  Total stockholders' equity ..................................................     163,877     211,686
                                                                                   --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................    $534,511    $565,313
                                                                                   ========    ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                     (Amounts in thousands of U.S. Dollars)


                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                 ----------------------
                                                   2004         2003
                                                 --------     ---------
                                                      (UNAUDITED)

REVENUE:
  Lease rental and service contract .........    $ 19,915     $ 31,499
                                                 --------     --------
OPERATING EXPENSES:
  Depreciation ..............................       5,713        5,673
  Plant operations ..........................       1,981        3,176
  Doubtful accounts expense .................           -        4,067
                                                 --------     --------
    Total operating expenses ................       7,694       12,916
                                                 --------     --------
OPERATING INCOME ............................      12,221       18,583
                                                 --------     --------

OTHER INCOME (EXPENSE):
  Interest expense ..........................      (7,560)     (10,153)
  Interest income ...........................         650           63
  Other .....................................        (120)          15
                                                 --------     --------
    Total other expense, net ................      (7,030)     (10,075)
                                                 --------     --------

NET INCOME ..................................    $  5,191     $  8,508
                                                 ========     ========


   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                     (Amounts in thousands of U.S. Dollars)

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                  ----------------------
                                                                                    2004          2003
                                                                                  ---------     --------
                                                                                       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................    $   5,191     $  8,508
  Adjustments to reconcile net income to cash flows from operating activities:
    Depreciation .............................................................        5,713        5,673
    Amortization of bond issue costs .........................................          295          339
      Changes in other items:
      Trade receivable, net ..................................................         (886)       3,278
      Accrued interest and other receivables .................................        2,771       (1,505)
      Prepaid insurance and other current assets .............................         (178)         532
      Accounts payable .......................................................          346          451
      Accrued interest .......................................................        7,667        8,875
      Deferred revenue .......................................................        1,164            -
                                                                                  ---------     --------
        Net cash flows from operating activities .............................       22,083       26,151
                                                                                  ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................................         (422)      (1,587)
  Collection of ROP note (Note 2) ............................................       97,000            -
  Other assets ...............................................................            -        3,070
                                                                                  ---------     --------
    Net cash flows from investing activities .................................       96,578        1,483
                                                                                  ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in restricted cash and investments ................................      (75,669)     (24,980)
  Increase (decrease) in payable to affiliates ...............................         (120)         681
  Dividend distributions .....................................................      (45,050)           -
                                                                                  ---------     --------
    Net cash flows from financing activities .................................     (120,839)     (24,299)
                                                                                  ---------     --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................       (2,178)       3,335
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................        4,513          705
                                                                                  ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................    $   2,335     $  4,040
                                                                                  =========     ========

SUPPLEMENTAL DISCLOSURE:
  Interest paid ..............................................................    $     403     $      -
                                                                                  =========     ========
  Dividends declared but not paid ............................................    $   7,950     $      -
                                                                                  =========     ========

   The accompanying notes are an integral part of these financial statements.

                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and of cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In particular, the Company's significant accounting policies and practices are presented in Note 2 to the financial statements included therein.

The Company's operations consist of one reportable segment, the water delivery and electricity generation industry.

2.  NIA ARBITRATION SETTLEMENT


On October 15, 2003, CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") closed a transaction settling the CE Casecnan NIA Arbitration, which arose from a Statement of Claim made by CE Casecnan, on August 19, 2002, against the Republic of the Philippines ("ROP") National Irrigation Administration ("NIA"). As a result of the agreement, CE Casecnan recorded $31.9 million of other income and $24.4 million of associated income taxes in 2003. Under the terms of the settlement, CE Casecnan entered into an agreement with NIA which provided for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration. In connection with the settlement, NIA delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"), which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. The ROP Note is included in the other current assets on the December 31, 2003 consolidated balance sheet.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

3.  RELATED PARTY TRANSACTIONS

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $34.6 million and $34.7 million at March 31, 2004 and December 31, 2003, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.3 million and $0.6 million for the three-month periods ended March 31, 2004 and 2003, respectively.

As of March 31, 2004 and December 31, 2003, the Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., an affiliate, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two percent (2%) which is payable every March 15 and November 15. Interest expense on the unsecured notes was $0.4 million and $0.4 million during the three-month periods ended March 31, 2004 and 2003, respectively. Any overdue payment of principal or interest payable in the notes shall increase the annual interest by two percent (2%). At March 31, 2004, the effective interest rate on the notes was 3.27%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depository, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

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

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also sought compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and filed a claim for unspecified quantum meruit damages, and further alleged that the delay liquidated damages clause which provided for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor was responsible was unenforceable.

Hearings were held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guarantee posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. In November 2002, CE Casecnan received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs in 2002. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accrued liquidated damages balance at March 31, 2004 and December 31, 2003. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004 (which payment was in addition to the approximately $6.0 million received in November 2002 by CE Casecnan from demands made on the demand guarantees posted by Commerzbank), and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. Also pursuant to the terms of the settlement agreement, CE Casecnan was required to, and has, deposited $0.2 million into a third-party escrow pursuant to which the amount so deposited will be released either to CE Casecnan, if certain issues relating to alleged outstanding Philippine taxes on construction equipment are resolved with the relevant Philippine governmental authorities by September 6, 2004, or to the Contractor, if such issues are not resolved by such date. A total of $24.4 million (the $19.1 million receipt, net of $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and $1.7 million accrual for the unpaid portion of the EPC contract) will be recorded as a reduction of construction costs in the second quarter of 2004.

Stockholder Litigation
----------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company's ("MidAmerican") indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days' prior notice to LPG. Accordingly, 15% of the dividend distributions on January 21, 2004, February 18, 2004, and March 15, 2004 amounting in total to $8.0 million, was set aside in an unsecured account of the Company and is shown as dividends payable in the balance sheet. The initial phase in the case has been set for trial in May, 2004.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action.

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

5.  STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

The movement in stockholders' equity and retained earnings represents the net income for the period and dividend distributions in January, February and March 2004 totaling $53.0 million.

6.  SUBSEQUENT EVENT

On April 19, 2004, the Company declared a dividend distribution of $24.0 million. Pursuant to the second status quo agreement between CE Casecnan Ltd. and LPG, 15% of the distribution amounting to $3.6 million was set aside in an unsecured account of the Company.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

The following table provides certain operating data of the Casecnan Project for the three-month periods ended March 31, 2004 and 2003:

                                                       2004    2003
                                                       ----    ----
        Electricity produced (GWh) ..............      41.0    35.5
        Water delivered (million cubic meters) ..      72.0    56.5

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, "Accounting for Leases". However, pursuant to the provisions of the Project Agreement, the Company billed to NIA water and energy delivery fees as follows (in millions):

                                                           2004     2003
                                                          -------  -------
    Water delivery fees ..............................    $  10.9  $  22.4
    Electricity fees .................................        9.0      9.1
                                                          -------  -------
    Total lease rentals and service contracts revenue.    $  19.9  $  31.5
                                                          =======  =======

Revenue decreased by $11.6 million to $19.9 million for the three-month period ended March 31, 2004 from $31.5 million for the three-month period ended March 31, 2003. The decrease in water delivery fees was primarily due to the elimination of the tax compensation portion of the water delivery fee pursuant to the NIA settlement (the "NIA Arbitration Settlement") on October 15, 2003, partially offset by a 7.5% increase in the water delivery fee rate as a result of the contractual annual escalation factor. Revenues from water delivery, guaranteed energy and excess energy are 55%, 45% and 0%, respectively, of the total revenue for the three-month period ended March 31, 2004, and 71%, 29% and 0%, respectively, for the three-month period ended March 31, 2003.

Operating expenses decreased to $7.7 million for the three-month period ended March 31, 2004 from $12.9 million for the three-month period ended March 31, 2003. The three-month period ended March 31, 2003 included charges for doubtful accounts and higher legal bills associated with the NIA Arbitration Settlement. The decrease in plant operations expense was caused by lower property tax expense and legal expense in 2004 as a result of the NIA Arbitration Settlement on October 15, 2003. The decrease in doubtful accounts is primarily attributable to the NIA Arbitration Settlement.

Interest expense decreased to $7.6 million for the three-month period ended March 31, 2004 from $10.2 million for the three-month period ended March 31, 2003 due to lower outstanding debt resulting from the scheduled repayment of debt during the period.

LIQUIDITY AND CAPITAL RESOURCES

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

NIA's payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company's sole source of operating revenues. Because of the Company's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No stockholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company ("MidAmerican"), and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

The Company's cash and cash equivalents were $2.3 million and $4.5 million at March 31, 2004 and December 31, 2003, respectively. At December 31, 2003, the Company has an outstanding $97.0 million ROP note receivable obtained in connection with the NIA Arbitration Settlement which was put to the ROP on January 14, 2004.

The Company generated cash flows from operations of $22.1 million and $26.2 million for the three-month periods ended March 31, 2004 and 2003, respectively. The decrease from 2003 was primarily due to changes in working capital.

The Company generated cash flows of $96.6 million and $1.5 million from investing activities for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in cash flow from investing activities was primarily attributable to the receipt on January 21, 2004 of cash from the put of the ROP note received in connection with the NIA Arbitration Settlement.

The Company used $120.8 million and $24.3 million for financing activities for the three-month periods ended March 31, 2004 and 2003, respectively. During the first quarter of 2004, the Company increased its restricted cash related to obligations for debt service and unpaid dividends declared obligations by $75.7 million and distributed dividends out of its cash funds amounting to $53.0 million, $8.0 million of which was set aside in an unsecured account of the Company and shown as dividends payable in the balance sheet.

Construction Contract Arbitration
---------------------------------

The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti-CMC di Ravenna and Impresa Pizzarotti & C. S.p.A. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also sought compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and filed a claim for unspecified quantum meruit damages, and further alleged that the delay liquidated damages clause which provided for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor was responsible was unenforceable.

Hearings were held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guarantee posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. In November 2002, CE Casecnan received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs in 2002. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accrued liquidated damages balance at March 31, 2004 and December 31, 2003. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004 (which payment was in addition to the approximately $6.0 million received in November 2002 by CE Casecnan from demands made on the demand guarantees posted by Commerzbank), and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. Also pursuant to the terms of the settlement agreement, CE Casecnan was required to, and has, deposited $0.2 million into a third-party escrow pursuant to which the amount so deposited will be released either to CE Casecnan, if certain issues relating to alleged outstanding Philippine taxes on construction equipment are resolved with the relevant Philippine governmental authorities by September 6, 2004, or to the Contractor, if such issues are not resolved by such date. A total of $24.4 million (the $19.1 million receipt, net of $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and $1.7 million accrual for the unpaid portion of the EPC contract) will be recorded as a reduction of construction costs in the second quarter of 2004.

Stockholder Litigation
----------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company's ("MidAmerican") indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days' prior notice to LPG. Accordingly, 15% of the dividend distribution on January 21, 2004, February 18, 2004, and March 15, 2004, amounting in total to $8.0 million, was set aside in an unsecured account of the Company and is shown as dividends payable in the balance sheet. The threshold issues in the case have been set for trial in mid-May, 2004.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Company's Financial Statements included in its Annual Report on form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates.

For additional discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Casecnan's Annual Report on Form 10-K for the year ended December 31, 2003. CE Casecnan's exposure to market risk has not changed materially since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company's management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 4 to the financial statements and discussion in management's discussion and analysis.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b)  REPORTS ON FORM 8-K:

     On January 21, 2004, CE Casecnan filed a Current Report on Form 8-K disclosing the timely receipt of payment of the ROP Note which was put to the ROP on January 14, 2004.

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



                   CE CASECNAN WATER AND ENERGY COMPANY, INC.
                   ------------------------------------------
                                  (Registrant)





Date:  April 28, 2004                   /s/ Patrick J. Goodman
                                        ----------------------
                                          Patrick J. Goodman
                              Senior Vice President and Chief Financial Officer

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