Form 10-Q
period 2004-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2004-08-03
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission File No. 001-12995

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Philippines	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24th Floor, 6750 Building, Ayala Avenue Makati, Metro Manila, Philippines	Not Applicable

(Address of principal executive offices)	(Zip Code)

011 63 2 892-0276
(Registrant’s telephone number, including area code)

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

As of June 30, 2004, 767,162 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

SIGNATURES	16
EXHIBIT INDEX	17

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of June 30, 2004, and the related statements of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003 and of cash flows for each of the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related statements of operations, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Joaquin Cunanan & Co.

JOAQUIN CUNANAN & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
July 21, 2004

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,640	$4,513
Trade receivable, net	17,362	16,451
Note receivable (Note 2)	-	97,000
Accrued interest and other receivables	4,358	8,229
Prepaid insurance and other current assets	4,081	4,685

Total current assets	42,441	130,878

Restricted cash and investments	52,389	18,121
Bond issue costs, net	3,270	3,861
Property, plant and equipment, net (Note 4)	373,164	407,082
Deferred income tax	5,371	5,371

Total assets	$476,635	$565,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,832	$7,395
Accrued interest	7,866	7,368
Dividends payable (Note 4)	12,750	-
Accrued liquidated damages (Note 4)	-	3,800
Other accrued expenses	390	1,702
Payable to affiliates	34,718	34,739
Current portion of long-term debt	52,056	49,360

Total current liabilities	115,612	104,364

Notes payable	51,263	51,263
Deferred revenue (Note 1)	3,993	902
Long-term debt, net of current portion	169,721	197,098

Total liabilities	340,589	353,627

Commitments and contingencies (Note 4)

Stockholders’ equity:
Capital stock – authorized 2,148,000 common shares, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings (Note 5)	12,210	87,850

Total stockholders’ equity	136,046	211,686

Total liabilities and stockholders’ equity	$476,635	$565,313

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

		(Unaudited)
Revenue:
Lease rental and service contract	$19,512	$33,219	$39,427	$64,718

Operating expenses:
Depreciation	5,560	5,745	11,273	11,418
Plant operations and other operating expenses	2,392	4,173	4,373	7,349
Doubtful accounts expense	-	2,345	-	6,412

Total operating expenses	7,952	12,263	15,646	25,179

Operating income	11,560	20,956	23,781	39,539

Other income (expense):
Interest expense	(7,624)	(10,778)	(15,184)	(20,931)
Interest income	191	62	841	118
Other	42	(2)	(78)	20

Total other expense, net	(7,391)	(10,718)	(14,421)	(20,793)

Net income	$4,169	$10,238	$9,360	$18,746

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Six Months
	Ended June 30,

	2004	2003

	(Unaudited)

Cash flows from operating activities:
Net income	$9,360	$18,746
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	11,273	11,418
Amortization of bond issue costs	591	679
Changes in other items:
Trade receivable, net	(911)	(7,733)
Accrued interest and other receivables	3,871	(2,403)
Prepaid insurance and other current assets	604	1,727
Accounts payable	437	(902)
Accrued interest	498	556
Deferred revenue	3,091	-

Net cash flows provided from operating activities	28,814	22,088

Cash flows from investing activities:
Additions to property, plant and equipment	(1,367)	(2,629)
Liquidated damages received, net of amounts accrued (Note 4)	18,900	-
Collection of ROP note (Note 2)	97,000	-
Other assets	-	5,542

Net cash flows provided from investing activities	114,533	2,913

Cash flows from financing activities:
Increase in restricted cash and investments	(34,268)	(4,241)
Increase (decrease) in payable to affiliates	(21)	962
Repayment of project financing debt	(24,681)	(20,733)
Dividend distributions	(72,250)	-

Net cash flows used in financing activities	(131,220)	(24,012)

Net increase in cash and cash equivalents	12,127	989
Cash and cash equivalents at beginning of period	4,513	705

Cash and cash equivalents at end of period	$16,640	$1,694

Supplemental disclosure:
Interest paid	$16,109	$18,767

Dividends declared but not paid	$12,750	$-

Investment in property, plant and equipment is reduced by $23.9 million with the litigation settlement involving receipt of cash of $18.9 million and reversal of liabilities of $5.0 million (Note 4).

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and of cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The Casecnan Project is dependant upon sufficient rainfall to generate electricity and deliver water. The seasonality of rainfall patterns and the variability of rainfall from year to year, all of which are outside the control of the Company, have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project. Rainfall has historically been highest from June through December and lowest from January through May.

The unaudited financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In particular, the Company’s significant accounting policies and practices are presented in Note 2 to the financial statements included therein.

The Company’s operations consist of one reportable segment, the water delivery and electricity generation industry.

2.   NIA Arbitration Settlement

On October 15, 2003, CE Casecnan Water and Energy Company, Inc. (‘‘CE Casecnan’’) closed a transaction settling the CE Casecnan NIA Arbitration, which arose from a Statement of Claim made on August 19, 2002, by CE Casecnan against the Republic of the Philippines (‘‘ROP’’) National Irrigation Administration (‘‘NIA’’). As a result of the settlement, CE Casecnan recorded $31.9 million of other income and $24.4 million of associated income taxes in 2003. Under the terms of the settlement, CE Casecnan entered into an agreement with NIA which provided for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration. In connection with the settlement, NIA delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the ‘‘ROP Note’’), which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. The ROP Note is recorded as a note receivable on the December 31, 2003 balance sheet.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

3.   Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction-related and operating expenses. The payable to affiliates was $34.7 million and $34.7 million at June 30, 2004 and December 31, 2003, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.3 million and $0.4 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $0.6 million and $1.5 million for the six-month periods ended June 30, 2004 and 2003, respectively.

As of June 30, 2004 and December 31, 2003, the Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., an affiliate, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two percent (2%) which is payable every May 15 and November 15. Interest expense on the unsecured notes was $0.5 million and $0.4 million during the three-month periods ended June 30, 2004 and 2003, respectively, and $0.9 million and $0.8 million during the six-month periods ended June 30, 2004 and 2003, respectively.

Any overdue payment of principal or interest payable in the notes shall increase the annual interest by two percent (2%). At June 30, 2004, the effective interest rate on the notes was 3.54%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depository, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

4.    Commitments and Contingencies

Construction Contract Arbitration

Construction of the Casecnan Project was completed under a fixed-price, date certain, turnkey engineering, procurement and construction contract (the “Replacement Contract”) dated May 7, 1997 and amended on November 20, 1999. The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the “Contractor”), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce (“ICC”) seeking schedule relief from various alleged force majeure events.  On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration.  Pursuant to the settlement agreement, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004 (which payment was in addition to the approximately $6.0 million received in December 2001 by CE Casecnan from demands made on the demand guarantees posted by Commerzbank), and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration.  Also pursuant to the terms of the settlement agreement, CE Casecnan was required to, and has deposited $0.2 million into a third-party escrow pursuant to which the amount so deposited will be released either to CE Casecnan, if certain issues relating to alleged outstanding Philippine taxes on construction equipment are resolved with the relevant Philippine governmental authorities by September 6, 2004, or to the Contractor, if such issues are not resolved by such date.  A total of $23.9 million (the $19.1 million receipt, less $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and $1.2 million accrual for the unpaid portion of the Replacement Contract) was recorded as a reduction of property, plant and equipment in 2004.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG’s shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend distributions on January 21, 2004, February 18, 2004, March 15, 2004, April 19, 2004 and May 17, 2004 amounting in total to $12.8 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and dividends payable in the accompanying balance sheet at June 30, 2004. The first phase of the trial with respect to an agreed set of initial issues is scheduled to be held in late July 2004.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action.

Concentration of Risk

NIA’s payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenues. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenues from the Company’s business after the payment of operating expenses.

5.   Stockholders’ Equity and Retained Earnings

The movement in stockholders’ equity and retained earnings represents the net income for the six-month period ended and dividends in January, February, March, April and May 2004 totaling $85.0 million ($72.2 million distributed and $12.8 million set aside in a separate bank account in the name of the Company and included in restricted cash and dividends payable in the accompanying balance sheet).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Company’s historical financial statements and the notes to those statements. The Company’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

From time to time, CE Casecnan may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of CE Casecnan’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, CE Casecnan has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

Seasonality

The Casecnan Project is dependant upon sufficient rainfall to generate electricity and deliver water. The seasonality of rainfall patterns and the variability of rainfall from year to year, all of which are outside the control of the Company, have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project. Rainfall has historically been highest from June through December and lowest from January through May. The contractual terms for water delivery fees and variable energy fees (described below) can produce significant variability in revenue between reporting periods.

Under the supplemental agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery credit at the end of the contract year is available to be earned in the succeeding contract years ending December 25, 2008. The cumulative water delivery credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the contract year are based on actual water delivered.

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19 gigawatt-hours ("GWh"), payable at a rate of $0.1509 per kilowatt-hour ("kWh"). Starting in 2009, the per kWh rate for energy deliveries in excess of 19 GWh per month is reduced to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490 GWh, but less than 550 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of 19 GWh per month for the contract year to date has been delivered.

Results of Operations for the Three-Month Periods Ended June 30, 2004 and 2003

The following table provides certain operating data of the Casecnan Project for the three-month periods ended June 30, 2004 and 2003:

	2004	2003

Electricity produced (GWh)	57.1	94.4
Water delivered (million cubic meters)	100.2	150.7

For accounting purposes, the Project Agreement with Philippine National Irrigation Administration (“NIA”) contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, “Accounting for Leases”. However, pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2004	2003

Water delivery fees	$12.3	$22.1
Guaranteed energy fees	9.1	9.1
Variable energy fees	-	2.0
Deferred water delivery fee	(1.9)	-

Total lease rentals and service contracts revenue	$19.5	$33.2

Revenue decreased by $13.7 million to $19.5 million for the three-month period ended June 30, 2004 from $33.2 million for the three-month period ended June 30, 2003. The decrease in revenue was primarily due to the elimination of the tax compensation portion of the water delivery fee and recognition of recoverable taxes as a pass-through in the balance sheet, lower variable energy fees and the deferred revenue due to the contract revisions for water volumes, partially offset by a 7.5% increase in the water delivery fee rate based on a contractual annual escalation factor. No variable energy fees were earned during the three-month period ended June 30, 2004, as the actual energy delivered was less than 114 GWh, the cumulative year-to-date threshold.

Operating expenses decreased to $8.0 million for the three-month period ended June 30, 2004 from $12.3 million for the three-month period ended June 30, 2003. The three-month period ended June 30, 2003 included higher doubtful accounts expense of $2.3 million, higher property taxes of $0.6 million, higher legal fees of $0.6 million and higher property insurance expense of $0.5 million and other operating costs of $0.3 million.

Interest expense decreased to $7.6 million for the three-month period ended June 30, 2004 from $10.8 million for the three-month period ended June 30, 2003 due to lower outstanding debt resulting from the scheduled repayment of debt.

Results of Operations for the Six-Month Periods Ended June 30, 2004 and 2003

The following table provides certain operating data of the Casecnan Project for the six-month periods ended June 30, 2004 and 2003:

	2004	2003

Electricity produced (GWh)	98.1	129.9
Water delivered (million cubic meters)	172.2	207.2

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, “Accounting for Leases”. However, pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2004	2003

Water delivery fees	$24.4	$44.5
Guaranteed energy fees	18.1	18.1
Variable energy fees	-	2.1
Deferred water delivery fee	(3.1)	-

Total lease rentals and service contracts revenue	$39.4	$64.7

Revenue decreased by $25.3 million to $39.4 million for the six-month period ended June 30, 2004 from $64.7 million for the six-month period ended June 30, 2003. The decrease in revenue was primarily due to the $21.8 million impact of the elimination of the tax compensation portion of the water delivery fee and recognition of recoverable taxes as a pass-through in the balance sheet, lower variable energy fees and the deferred revenue due to the contract revisions for water volumes, partially offset by a 7.5% increase in the water delivery fee rate based on a contractual annual escalation factor. No variable energy fees were earned during the six-month period ended June 30, 2004, as the actual energy delivered was less than 114 GWh, the cumulative year-to-date threshold.

Operating expenses decreased to $15.6 million for the six-month period ended June 30, 2004 from $25.2 million for the six-month period ended June 30, 2003. The six-month period ended June 30, 2003 included higher doubtful accounts expense of $6.4 million, higher property taxes of $1.2 million, higher legal fees of $0.8 million, higher property insurance expense of $0.5 million, and other operating costs of $0.7 million.

Interest expense decreased to $15.2 million for the six-month period ended June 30, 2004 from $20.9 million for the six-month period ended June 30, 2003 due to lower outstanding debt resulting from the scheduled repayment of debt.

Liquidity and Capital Resources

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-operate-transfer (“BOT”) law, under the terms of the Casecnan Project Agreement (the “Project Agreement”) between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for 20 years (the “Cooperation Period”). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

The Republic of the Philippines (“ROP”) has provided a Performance Undertaking under which NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA’s payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenues. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No stockholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company (“MidAmerican”), and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenues from the Company’s business after the payment of operating expenses.

The Company's cash and cash equivalents were $16.6 million and $4.5 million at June 30, 2004 and December 31, 2003, respectively. At December 31, 2003, the Company had an outstanding $97.0 million ROP note receivable obtained in connection with the NIA Arbitration Settlement which was put to the ROP on January 14, 2004.

The Company generated cash flows from operations of $28.8 million and $22.1 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase from 2003 was primarily due to collection of $1.7 million accrued interest on the ROP note, collection of $2.2 million value added taxes on water fees, and an additional $2.4 million resulting from increase in value added taxes receivable in 2003.

The Company generated cash flows of $114.5 million and $2.9 million from investing activities for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in cash flow from investing activities was primarily attributable to the receipt on January 21, 2004 of $97.0 million from the put of the ROP note received in connection with the NIA Arbitration Settlement and the receipt of $18.9 million ($19.1 million in proceeds less $0.2 million placed in escrow) on April 7, 2004 from the settlement of the International Chamber of Commerce (“ICC”) arbitration case involving the construction of the project.

The Company used $131.2 million and $24.0 million for financing activities for the six-month periods ended June 30, 2004 and 2003, respectively. During the six month period ended June 30, 2004, the Company increased its restricted cash related to obligations for debt service and unpaid dividends declared obligations by $34.3 million and distributed dividends out of its cash funds amounting to $72.2 million, and $12.8 million was set aside in a separate bank account in the name of the Company and shown as restricted cash and dividends payable in the balance sheet. The Company also made a $24.7 million principal payment on the balance of the Series A and B bonds during the six-month period ended June 30, 2004.

Construction Contract Arbitration

Construction of the Casecnan Project was completed under a fixed-price, date certain, turnkey engineering, procurement and construction contract (the “Replacement Contract”) dated May 7, 1997 and amended on November 20, 1999. The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the “Contractor”), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce (“ICC”) seeking schedule relief from various alleged force majeure events. On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration.  Pursuant to the settlement agreement, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004 (which payment was in addition to the approximately $6.0 million received in December 2001 by CE Casecnan from demands made on the demand guarantees posted by Commerzbank), and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration.  Also pursuant to the terms of the settlement agreement, CE Casecnan was required to, and has deposited $0.2 million into a third-party escrow pursuant to which the amount so deposited will be released either to CE Casecnan, if certain issues relating to alleged outstanding Philippine taxes on construction equipment are resolved with the relevant Philippine governmental authorities by September 6, 2004, or to the Contractor, if such issues are not resolved by such date.  A total of $23.9 million (the $19.1 million receipt, less $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and $1.2 million accrual for the unpaid portion of the Replacement Contract) was recorded as a reduction of property, plant and equipment in 2004.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG’s shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend distribution on January 21, 2004, February 18, 2004, March 15, 2004, April 19, 2004 and May 17, 2004, amounting in total to $12.8 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and dividends payable in the accompanying balance sheet at June 30, 2004. The first phase of the trial with respect to an agreed set of initial issues was completed in late July 2004.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Company’s Financial Statements included in its Annual Report on form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and deferred income taxes. Actual results could differ from these estimates.

For additional discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A “Qualitative and Quantitative Disclosures about Market Risk” of CE Casecnan’s Annual Report on Form 10-K for the year ended December 31, 2003. CE Casecnan’s exposure to market risk has not changed materially since December 31, 2003.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 4 to the Interim Financial Statements, “Commitments and Contingencies”.

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

(b)       Reports on Form 8-K:

On April 14, 2004, CE Casecnan filed a Current Report on Form 8-K disclosing the settlement of the International Chamber of Commerce arbitration case on April 7, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

(Registrant)

Date: August 3, 2004	/s/ Patrick J. Goodman

Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.