Form 10-Q
period 2004-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2004-11-04
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, number of outstanding shares of common stock was 767,162.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

Signatures	16
Exhibit Index	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the "Company") as of September 30, 2004, and the related statements of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for each of the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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
October 26, 2004

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$48,152	$4,513
Trade receivable, net	23,929	16,451
Note receivable (Note 2)	-	97,000
Accrued interest and other receivables	3,156	8,229
Prepaid insurance and other current assets	4,252	4,685
Total current assets	79,489	130,878
Restricted cash and investments	52,514	18,121
Bond issue costs, net	2,974	3,861
Property, plant and equipment, net (Note 5)	368,199	407,082
Deferred income tax	5,371	5,371
Total assets	$508,547	$565,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,633	$7,395
Accrued interest	14,862	7,368
Dividends payable (Notes 5 and 7)	12,750	-
Accrued liquidated damages (Note 5)	-	3,800
Other accrued expenses	295	1,702
Payable to affiliates (Note 3)	34,781	34,739
Current portion of long-term debt	52,056	49,360
Total current liabilities	123,377	104,364

Notes payable (Note 3)	51,263	51,263
Deferred revenue (Note 4)	4,680	902
Long-term debt, net of current portion	169,721	197,098
Total liabilities	349,041	353,627

Commitments and contingencies (Note 5)

Stockholders’ equity:
Capital stock - authorized 2,148,000 common shares, one Philippine peso
($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings (Notes 6 and 7)	35,670	87,850
Total stockholders’ equity	159,506	211,686
Total liabilities and stockholders’ equity	$508,547	$565,313

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
Revenue:
Lease rental and service contract	$38,016	$48,176	$77,443	$112,894
Operating expenses:
Depreciation	5,306	6,059	16,579	17,477
Plant operations and other operating expenses	2,264	4,598	6,637	11,947
Doubtful accounts expense	-	1,366	-	7,778
Total operating expenses	7,570	12,023	23,216	37,202

Operating income	30,446	36,153	54,227	75,692

Other income (expense):
Interest expense	(7,292)	(10,215)	(22,476)	(31,146)
Interest income	311	52	1,152	170
Other	(5)	43	(83)	63
Total other expense, net	(6,986)	(10,120)	(21,407)	(30,913)

Net income	$23,460	$26,033	$32,820	$44,779

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Net income	$32,820	$44,779
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	16,579	17,477
Amortization of bond issue costs	887	1,018
Changes in other items:
Trade receivable, net	(7,478)	(21,469)
Accrued interest and other receivables	5,073	(757)
Prepaid insurance and other current assets	539	2,333
Accounts payable and other accrued expenses	1,052	201
Accrued interest	7,494	8,822
Deferred revenue	3,778	1,318
Net cash flows provided from operating activities	60,744	53,722
Cash flows from investing activities:
Additions to property, plant and equipment	(1,723)	(3,697)
Liquidated damages received, net of amounts accrued (Note 5)	18,900	-
Collection of ROP Note (Note 2)	97,000	-
Other assets	-	5,542
Net cash flows provided from investing activities	114,177	1,845
Cash flows from financing activities:
Increase in restricted cash and investments	(34,393)	(32,145)
Increase in payable to affiliates	42	-
Repayment of project financing debt	(24,681)	(20,733)
Dividend distributions	(72,250)	-
Net cash flows used in financing activities	(131,282)	(52,878)

Net increase in cash and cash equivalents	43,639	2,689
Cash and cash equivalents at beginning of period	4,513	705
Cash and cash equivalents at end of period	$48,152	$3,394

Supplemental disclosure:
Interest paid	$16,472	$19,203
Dividends declared but not paid	$12,750	$-

In 2004, the investment in property, plant and equipment was reduced by $23.9 million with the litigation settlement involving receipt of cash of $18.9 million and reversal of liabilities of $5.0 million (Note 5).

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

2.     Philippine National Irrigation Administration ("NIA") Arbitration Settlement

On October 15, 2003, the Company closed a transaction settling the CE Casecnan NIA Arbitration, which arose from a Statement of Claim made on August 19, 2002, by CE Casecnan against NIA. As a result of the settlement, CE Casecnan recorded $31.9 million of other income and $24.4 million of associated income taxes in 2003. Under the terms of the settlement, CE Casecnan entered into an agreement with NIA (the “Supplemental Agreement”) which provided for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration. In connection with the settlement, NIA delivered to CE Casecnan a Republic of the Philippines ("ROP") $97.0 million 8.375% Note due 2013 (the "ROP Note"), which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. The ROP Note was recorded as a note receivable in the accompanying balance sheet as of December 31, 2003.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

3.     Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction-related and operating expenses. The payable to affiliates was $34.8 million and $34.7 million at September 30, 2004 and December 31, 2003, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.2 million and $0.5 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $0.8 million and $2.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

As of September 30, 2004 and December 31, 2003, the Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., an affiliate, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two percent (2%) which is payable every May 15 and November 15. Interest expense on the unsecured notes was $0.5 million and $0.4 million during the three-month periods ended September 30, 2004 and 2003, respectively, and $1.3 million and $1.3 million during the nine-month periods ended September 30, 2004 and 2003, respectively. At September 30, 2004, the effective interest rate on the notes was 3.54%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise, are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the trustee, the collateral agent, the co-collateral agent, the depository, any party that becomes a permitted counterparty under an interest rate/currency protection agreement, any party that becomes a working capital facility agent and any other person that becomes a secured party under the intercreditor agreement.

4.     Deferred Revenue

The deferred water delivery fees of $4.7 million at September 30, 2004 represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

5.     Commitments and Contingencies

Construction Contract Arbitration

Construction of the Casecnan Project was completed under a fixed-price, date certain, turnkey engineering, procurement and construction contract (the "Replacement Contract") dated May 7, 1997 and amended on November 20, 1999. The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief from various alleged force majeure events. On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, as amended, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004 (which payment was in addition to the approximately $6.0 million received in December 2001 by CE Casecnan from demands made on the demand guarantees posted by Commerzbank), and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. Also pursuant to the terms of the settlement agreement, as amended, CE Casecnan deposited $0.2 million into a third-party escrow pursuant to which the amount so deposited will be released either to CE Casecnan, if certain issues relating to alleged outstanding Philippine taxes on construction equipment are resolved with the relevant Philippine governmental authorities by December 31, 2004, or to the Contractor, if such issues are not resolved by such date. A total of $23.9 million (the $19.1 million receipt, less $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and $1.2 million accrual for the unpaid portion of the Replacement Contract) was recorded as a reduction to property, plant and equipment in 2004.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s ("MidAmerican") indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG’s shares in the Company. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain a 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 % days’ prior notice to LPG. Accordingly, 15% of the dividend distributions in the nine months ended September 30, 2004, amounting in total to $12.8 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and dividends payable in the accompanying balance sheet at September 30, 2004. The first phase of the LaPrairie litigation trial was held from May 11 to 17, 2004 and July 26 to 29, 2004. Testimony is complete in relation to the parties’ positions on these phase one issues. Post-hearing briefs were filed by the parties on September 29, 2004 and rebuttal briefs were filed on October 25, 2004. A one-day hearing is scheduled for November 4, 2004 to hear arguments on the briefs and to answer any questions from the court. The court is currently expected to rule on the disputed assumptions in December 2004 or the first quarter of 2005.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action.

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

6.    Stockholders’ Equity and Retained Earnings

The change in stockholders’ equity and retained earnings represents the net income for the nine-month period ended September 30, 2004 and dividends in the nine months ended September 30, 2004 totaling $85.0 million. A total of $72.2 million of the dividend was distributed and $12.8 million was set aside in a separate bank account in the name of the Company and included in restricted cash and dividends payable in the accompanying balance sheet at September 30, 2004, pending the outcome of the stockholder litigation.

7.     Subsequent Event

On October 5, 2004, the Company declared a dividend distribution of $7.5 million. Pursuant to the second status quo agreement between CE Casecnan Ltd. and LPG, 15% of the distribution amounting to $1.1 million was set aside in a separate bank account of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

From time to time, CE Casecnan may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

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

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19 gigawatt-hours ("GWh"), payable at a rate of $0.1509 per kilowatt-hour ("kWh"). Starting in 2009, the per kWh rate for energy deliveries in excess of 19 GWh per month is reduced to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490 GWh, but less than 550 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550 GWh per year are at no cost to the Philippine National Irrigation Administration ("NIA"). Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19 GWh per month for the contract year to date has been delivered.

Results of Operations for the Three-Month Periods Ended September 30, 2004 and 2003

The following table provides certain operating data of the Casecnan Project for the three-month periods ended September 30, 2004 and 2003:

	2004	2003
Electricity produced (GWh)	187.8	174.8
Water delivered (million cubic meters)	328.0	280.4

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, "Accounting for Leases". However, pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2004	2003
Water delivery fees	$12.5	$12.7
Guaranteed energy fees	9.1	9.1
Variable energy fees	18.0	26.4
Deferred water delivery fees	(1.6)	-
Total lease rentals and service contracts revenue	$38.0	$48.2

Revenue decreased by $10.2 million to $38.0 million for the three-month period ended September 30, 2004 from $48.2 million for the three-month period ended September 30, 2003. The decrease in water delivery fees was mainly due to a $1.1 million impact of the elimination of the tax compensation portion of the water delivery fee, partially offset by a 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The decrease in the variable energy fees was due primarily to the drier conditions in 2004 than in 2003. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Operating expenses decreased by $4.4 million to $7.6 million for the three-month period ended September 30, 2004 from $12.0 million for the three-month period ended September 30, 2003. The decrease resulted primarily from lower doubtful accounts expense and legal fees of $1.9 million due to settlement of the NIA Arbitration in October 2003, a $1.4 million settlement of taxes in the third quarter of 2003, and lower depreciation expense of $0.8 million resulting from settlement of the construction contract arbitration in April 2004.

Interest expense decreased to $7.3 million for the three-month period ended September 30, 2004 from $10.2 million for the three-month period ended September 30, 2003 due primarily to lower outstanding debt resulting from the scheduled repayment of debt.

Results of Operations for the Nine-Month Periods Ended September 30, 2004 and 2003

The following table provides certain operating data of the Casecnan Project for the nine-month periods ended September 30, 2004 and 2003:

	2004	2003
Electricity produced (GWh)	285.9	292.0
Water delivered (million cubic meters)	500.2	467.6

Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2004	2003
Water delivery fees	$36.8	$57.2
Guaranteed energy fees	27.3	27.3
Variable energy fees	18.0	28.4
Deferred water delivery fees	(4.7)	-
Total lease rentals and service contracts revenue	$77.4	$112.9

Revenue decreased by $35.5 to $77.4 million for the nine-month period ended September 30, 2004 from $112.9 million for the nine-month period ended September 30, 2003. The decrease in water delivery fees was mainly due to a $22.9 million impact of the elimination of the tax compensation portion of the water delivery fee, partially offset by a 7.5% increase in the water delivery fee rate based on a contractual annual escalation factor. The decrease in the variable energy fees was due primarily to the drier conditions in 2004 than in 2003. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Operating expenses decreased by $14.0 million to $23.2 million for the nine-month period ended September 30, 2004 from $37.2 million for the nine-month period ended September 30, 2003. The decrease resulted primarily from lower doubtful accounts expense of $7.8 million due to the settlement of the NIA Arbitration, a $1.6 million reduction in property taxes, a $1.4 million settlement of taxes in 2003, a $0.9 million reduction in depreciation resulting from the settlement of the construction contractor arbitration in April 2004, a $0.9 million reduction in legal expenses resulting from the settlement of the NIA Arbitration and lower property insurance expense of $0.8 million.

Interest expense decreased to $22.5 million for the nine-month period ended September 30, 2004 from $31.1 million for the nine-month period ended September 30, 2003 due primarily to lower outstanding debt resulting from the scheduled repayment of debt.

Interest income increased to $1.2 million for the nine-month period ended September 30, 2004 from $0.2 million for the nine-month period ended September 30, 2004 due to interest earned on the Republic of the Philippines ("ROP") Note of $0.5 million and higher cash balances in 2004.

Liquidity and Capital Resources

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-operate-transfer law, under the terms of the Casecnan Project Agreement (the "Project Agreement") between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

The ROP has provided a Performance Undertaking under which NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenues. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No stockholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company ("MidAmerican"), and  no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenues from the Company’s business after the payment of operating expenses.

The Company's cash and cash equivalents were $48.2 million and $4.5 million at September 30, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents was due primarily to revenue collections. At December 31, 2003, the Company had an outstanding $97.0 million ROP Note receivable obtained in connection with the NIA Arbitration Settlement which was put to the ROP on January 14, 2004.

The Company generated cash flows from operations of $60.7 million and $53.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase from 2003 was primarily due to collection of $1.7 million accrued interest on the ROP Note, collection of $3.3 million value added taxes on water fees, and an additional $2.5 million resulting from other changes in working capital.

The Company generated cash flows of $114.2 million and $1.8 million from investing activities for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in cash flows from investing activities was primarily attributable to the receipt on January 21, 2004 of $97.0 million from the put of the ROP Note received in connection with the NIA Arbitration Settlement and the receipt of $18.9 million ($19.1 million in proceeds less $0.2 million placed in escrow) on April 7, 2004 from the settlement of the International Chamber of Commerce ("ICC") arbitration case involving the construction of the project.

The Company used $131.3 million and $52.9 million for financing activities for the nine-month periods ended September 30, 2004 and 2003, respectively. During the nine-month period ended September 30, 2004, the Company increased its restricted cash related to obligations for debt service and unpaid dividends declared obligations by $34.4 million and distributed dividends out of its cash funds amounting to $72.2 million ($12.8 million was set aside in a separate bank account in the name of the Company and shown as restricted cash and dividends payable in the balance sheet). The Company also made a $24.7 million principal payment on the balance of the Series A and B bonds during the nine-month period ended September 30, 2004.

Construction Contract Arbitration

Construction of the Casecnan Project was completed under a fixed-price, date certain, turnkey engineering, procurement and construction contract (the "Replacement Contract") dated May 7, 1997 and amended on November 20, 1999. The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the ICC seeking schedule relief from various alleged force majeure events. On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, as amended, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004 (which payment was in addition to the approximately $6.0 million received in December 2001 by CE Casecnan from demands made on the demand guarantees posted by Commerzbank), and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. Also pursuant to the terms of the settlement agreement, as amended, CE Casecnan deposited $0.2 million into a third-party escrow pursuant to which the amount so deposited will be released either to CE Casecnan, if certain issues relating to alleged outstanding Philippine taxes on construction equipment are resolved with the relevant Philippine governmental authorities by December 31, 2004, or to the Contractor, if such issues are not resolved by such date. A total of $23.9 million (the $19.1 million receipt, less $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and $1.2 million accrual for the unpaid portion of the Replacement Contract) was recorded as a reduction to property, plant and equipment in 2004.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG’s shares in the Company.  On  July 8, 2002,  LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend distribution in the nine months ended September 30, 2004, amounting in total to $12.8 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and dividends payable in the accompanying balance sheet at September 30, 2004. The first phase of the LaPrairie litigation trial was held from May 11 to 17, 2004 and July 26 to 29, 2004. Testimony is complete in relation to the parties’ positions on these phase one issues. Post-hearing briefs were filed by the parties on September 29, 2004 and rebuttal briefs were filed on October 25, 2004. A one-day hearing is scheduled for November 4, 2004 to hear arguments on the briefs and to answer any questions from the court. The court is currently expected to rule on the disputed assumptions in December 2004 or the first quarter of 2005.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Financial Statements and accompanying notes. Note 2 to the Company’s Financial Statements included in its Annual Report on form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and deferred income taxes. Actual results could differ from estimates.

For additional discussion of the Company’s critical accounting policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A "Qualitative and Quantitative Disclosures about Market Risk" of CE Casecnan’s Annual Report on Form 10-K for the year ended December 31, 2003. CE Casecnan’s exposure to market risk has not changed materially since December 31, 2003.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 5 to the Interim Financial Statements, "Commitments and Contingencies".

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: November 4, 2004	/s/ Patrick J. Goodman
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