Form 10-K
period 2004-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2005-02-11
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the calendar year ended December 31, 2004
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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to be the best of each of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
Yes [ ] No [X]

All of the shares of CE Casecnan Water and Energy Company, Inc. are held by a limited group of private investors. As of January 28, 2005, the number of outstanding shares of common stock was 767,162, $0.038 par value.

Disclosure Regarding Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and similar terms. These statements represent the Company’s intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

•	general economic, political and business conditions in the Philippines;

•	governmental, statutory, regulatory or administrative initiatives affecting the Company or the power generation industry;

•	weather effects on sales and revenues;

•	general industry trends;

•	increased competition in the power generation industry;

•	availability of qualified personnel;

•
financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the United States Securities and Exchange Commission (“SEC”) and similar entities with regulatory oversight; and

•	other business or investment considerations that may be disclosed from time to time in the Company’s SEC filings or in other publicly disseminated written documents.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Item 1.    Business

General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MidAmerican”) in September of 1994 solely to develop, construct, own and operate the Casecnan Project (the “Casecnan Project”), a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 megawatts located on the island of Luzon in the Republic of the Philippines (the “ROP”). The Casecnan Project commenced commercial operations on December 11, 2001.

The Securities (described herein) are recourse only to the Company. MidAmerican has not guaranteed directly or indirectly the payment or performance of any Company obligations.

The Company’s principal executive office is located at 24th Floor, 6750 Building, Ayala Avenue, Makati City, Philippines, and its telephone number is (632) 892-0276. The Company’s principal office is located at Pantabangan in the Province of Nueva Ecija, Philippines.

In this Annual Report, references to "U.S. dollars," "dollars," or "$" are to the currency of the United States and references to "pesos" are to the currency of the Philippines. References to kW means kilowatts, MW means megawatts, GW means gigawatts, kWh means kilowatt hours, MWh means megawatt hours, and GWh means gigawatt hours.

The Casecnan Project

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs, and transfer that water through a transbasin tunnel of approximately 23 kilometers. During the water transfer, the elevation differences between the two watersheds allows electrical energy to be generated by an approximately 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel then delivers water to the existing underutilized water storage reservoir at Pantabangan, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation, the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Once in the reservoir at Pantabangan, the water is under the control of the Philippine National Irrigation Administration (“NIA”).

The Casecnan Project was developed on a build-own-operate-transfer basis, that is, an arrangement under which the Company agreed to build and thereafter own and operate the Casecnan Project for a twenty-year cooperation period (the “Cooperation Period”), after which ownership and operation of the Casecnan Project will be transferred to NIA at no cost on an “as-is” basis. After conclusion of a public solicitation for competing proposals, NIA and the Company entered into a project agreement in June 1995 (the “Project Agreement”) which set forth the terms of the arrangement. The Casecnan Project was subsequently designated a high priority project under Republic Act No. 529 by the National Economic and Development Authority of the Philippines. The twenty-year Cooperation Period under the Project Agreement commenced on December 11, 2001, the start of the Casecnan Project’s commercial operations.

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

NIA’s payment obligations under the Project Agreement are the Company’s sole source of operating revenues. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its obligations under the debt securities.

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125.0 million of its 11.45% Senior Secured Series A Notes due 2005 (the “Series A Notes”), $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 (the “Series B Bonds”) and $75.0 million of its Senior Secured Floating Rate Notes due 2002 (“FRNs”), pursuant to an indenture dated November 27, 1995 (as amended to date, the “Trust Indenture”). During 2002, the Company repaid all amounts due under the FRNs.

The Casecnan Project Supplemental Agreement

On October 15, 2003, the Company closed a transaction settling an arbitral proceeding which the Company had initiated against NIA in August 2002. In connection with the settlement (the “NIA Arbitration Settlement”), the Company entered into an agreement (the “Supplemental Agreement”) with NIA which, in addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the arbitral proceeding, supplements and amends the Project Agreement.

Payment in Cash and Delivery of Note

As part of the settlement, on October 15, 2003, NIA paid to CE Casecnan the sum of approximately $18.4 million and delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"). The Company had the option, between January 14, 2004 and February 14, 2004 to put the ROP Note to the ROP, for a price of par plus accrued interest. The ROP Note was recorded as a note receivable in the accompanying balance sheet as of December 31, 2003. Also at closing, the Company paid to the Philippine Bureau of Internal Revenue (“BIR”) approximately $24.4 million in respect of Philippine income taxes on the foregoing consideration and paid to NIA $1.6 million in respect of alleged late completion of the Casecnan Project.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

Modifications to Water Delivery Fee

Under the Project Agreement, the Water Delivery Rate increased by $0.00043 per cubic meter for each $1.0 million of certain taxes paid by CE Casecnan. The Supplemental Agreement amends the per cubic meter Water Delivery Fee calculation by eliminating the increase for taxes paid. Instead, the Water Delivery Rate remains at $0.029 per cubic meter, escalated at 7.5% annually from January 1, 1994 through the first five years of the Cooperation Period, extending through December 25, 2006. The Company will be reimbursed for certain taxes it pays during the remainder of the Cooperation Period.

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

Variable Delivered Water Delivery Fee. Variable Delivered Water Delivery Fees will be earned for months beginning after December 25, 2008. For each month beginning after December 25, 2008 through the end of the Cooperation Period, the Variable Delivered Water Delivery Fee shall be payable only from the date when the cumulative Total Available Water (total delivered water plus the water volume not delivered to NIA as a result of NIA’s failure to accept energy deliveries at a capacity up to 150 MW) for each contract year exceeds 700.0 million cubic meters. Variable Delivered Water Delivery Fees will be earned up to an aggregate maximum of 1,324.7 million cubic meters for the period from December 25, 2008 through the end of the Cooperation Period. No additional Variable Delivered Water Delivery Fees will be earned over the 1,324.7 million cubic meter threshold.

Water Delivery Fee Credit. The Water Delivery Fee Credit shall be applicable only for each of the sixty-months from December 25, 2008 through December 25, 2013 and shall equal the Water Delivery Rate as of December 25, 2008 multiplied by the sum of each Annual Water Credit divided by sixty. The Annual Water Credit for each contract year starting from December 25, 2003 and ending on December 25, 2008 shall equal 801.9 million cubic meters minus the Total Available Water for each contract year. The Total Available Water in any such year will equal actual deliveries with a minimum threshold of 700.0 million cubic meters.

Modifications to Excess Energy Delivery Fee

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19.0 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490.0 GWh but less than 550.0 GWh per year are paid for at a rate of 1.3 pesos per kWh and deliveries in excess of 550.0 GWh per year are at no cost to NIA.

For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan Project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement

The Company received an opinion from the Philippine Office of Government Corporate Counsel that the Supplemental Agreement has due authorization and is enforceable. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Casecnan Project under certain provisions of the Electric Power Industry Reform Act of 2001 (“EPIRA”) calling for renegotiation of contracts such as the Project Agreement have been satisfactorily addressed by the Supplemental Agreement.

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

Terms of the Securities

General

In November 1995, the Company issued and sold (i) the Series A Notes, (ii) the Series B Bonds, and (iii) the FRNs (collectively, the “Securities”). During 2002, the Company repaid all amounts due under the FRNs.

Interest on the Series A Notes and the Series B Bonds is payable semiannually every May 15 and November 15 (the “Securities Interest Payment Date”), which commenced on May 15, 1996, to the registered Holders thereof at the close of business on May 1 and November 1, as the case may be, preceding each Securities Interest Payment Date. The initial average life of the Series A Notes was 8.84 years, and the initial average life of the Series B Bonds was 11.57 years.

Priority of Payments

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

Debt Service Reserve Fund

The Company established a Debt Service Reserve Fund for the benefit of the Holders of the Securities, which will be funded in cash from operating revenues, subject to cash being available, as described under “Priority of Payments” above. Such amounts will be deposited to the Debt Service Reserve Fund from time to time to the extent required to cause it to equal the Debt Service Reserve Fund Required Balance which is intended to approximate the highest amount of the payments of principal and interest to be made on the Securities during any semiannual period over the next three years from the last debt service payment.

Optional Redemption

The Series A Notes are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date.

The Series B Bonds are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the redemption date plus a premium, calculated to “make whole” to comparable U.S. treasury securities plus 150 basis points.

The Company also has the option to redeem the Securities, in whole or in part, at par plus accrued interest at any time if, as a result of any change in Philippine tax law or in the application or interpretation of Philippine tax law occurring after the date of issuance of the Securities, the Company is required to pay certain additional amounts described in the Trust Indenture.

Mandatory Redemption

The Securities are subject to mandatory redemption, pro rata, at par plus accrued interest to the redemption date; (a) upon the receipt by the Company of loss proceeds that exceed $15.0 million in respect of certain events of property or casualty loss or similar events, unless the funds are to be utilized by the Company for an Approved Restoration Plan; or (b) upon the receipt by the Company of proceeds realized in connection with a Project Agreement Buyout.

Change in Control Put

When a Change in Control occurs, each Holder will have the right to require the Company to repurchase all or any part of such Holder’s Securities at a cash purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase in accordance with the procedures set forth in the Trust Indenture. There is no assurance that upon a Change in Control the Company will have sufficient funds to repurchase the Securities.

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

During 2004, the Company made profit distributions totaling $106.0 million. Due to the dispute between an initial shareholder as described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Stockholder Litigation, 15% or $15.9 million of the distribution and the corresponding interest earned is being held in an account of the Company over which the holders of the Securities do not have a security interest.

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

Ratings

At December 31, 2004, CE Casecnan senior secured notes rating by Standard and Poors and Moody’s are B+ with positive outlook and B2 with positive outlook, respectively.

Nature of Recourse on the Securities

The Company’s obligations to make payments of principal, premium, if any, and interest on the Securities are obligations solely of the Company secured solely by the collateral. Neither the stockholders of the Company nor any affiliates (including MidAmerican), incorporators, officers, directors or employees thereof or of the Company, guaranteed the payment of, or have any obligation with respect to payment of, the Securities, except to the extent that stockholders of the Company have pledged their stockholdings in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenues from the Company’s business after the payment of operating expenses.

Incurrence of Additional Debt

The Company shall not incur any debt other than “Permitted Debt.” “Permitted Debt” means:

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

(d)	Working capital debt in an aggregate amount outstanding at any time not to exceed $5.0 million;

(e)	Debt incurred in connection with certain permitted interest rate and currency hedging arrangements;

(f)	Subordinated debt from affiliates in an aggregate amount not to exceed $100.0 million which shall be used to finance capital, operating or other costs with respect to the Casecnan Project;

(g)	Debt incurred for purposes for which permitted liens may be incurred;

(h)	Debt contemplated to be incurred pursuant to the Casecnan Project documents, including obligations in connection with any letter of credit in an aggregate amount outstanding at any time not to exceed $15.0 million;

(i)	Purchase money debt and other debts in the ordinary course of business to support the operation and maintenance of the Casecnan Project, in an aggregate amount not to exceed $35.0 million at any time; and

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

Principal Covenants

Principal covenants under the Trust Indenture require the Company, subject to certain exceptions and qualifications, (a) not to incur (i) any debt except Permitted Debt or (ii) any lien upon any of its assets except permitted liens; (b) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (c) not to enter into non-arm’s length transactions or agreements with affiliates; (d) not to engage in any business other than as contemplated by the Trust Indenture; (e) not to amend, terminate or otherwise modify any material Project Document to which it is a party, except as permitted under the Trust Indenture; (f) not to sell, lease or transfer any property or assets material to the Casecnan Project except in the ordinary course of business; (g) to operate and maintain the Casecnan Project in accordance with the Approved Operation and Maintenance Budget; (h) to maintain insurance as required under the Trust Indenture; and (i) to enter into an interest rate agreement for the Floating Rate Notes, within 30 days of Closing, at a LIBOR cap of up to 7.5%.

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

Regulatory Matters

The Philippine Congress has passed EPIRA, which is aimed at restructuring the Philippine power industry, privatizing the Philippine National Power Corporation and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet determinable or estimable.

In June 2004, Philippine President Gloria Macapagal-Arroyo was re-elected for a six-year term, through June 2010. President Macapagal-Arroyo has announced a plan to pursue policies targeting balanced economic growth, strong market-based industry, and poverty alleviation. In connection with these policies, the Philippine Department of Energy has announced an energy plan focused on attaining full electrification throughout the Philippines, further developing and utilizing renewable energy sources for power and electrification, and enhancing private sector participation in all energy activities. The implementation of this energy plan may have an impact on the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet determinable or estimable.

On December 6, 2004, the Municipality of Alfonso Castaneda, Province of Nueva Vizcaya (the "Municipality") purportedly passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. On January 17, 2005, the Office of the Treasurer of the Municipality provided CE Casecnan a copy of such ordinance and threatened to close the Casecnan Project pending submittal by CE Casecnan of the tax clearance certificate. On January 19, 2005, the Municipality accepted CE Casecnan's payment for the local business taxes, but the Municipality refused to renew CE Casecnan's license to operate and business permit, citing the lack of a tax clearance certificate. CE Casecnan cannot obtain a tax clearance certificate from the Province of Nueva Vizcaya until real property taxes due to the Province are paid.  Pursuant to the Supplemental Agreement, CE Casecnan has withheld payment of real property taxes pending receipt of authorization from NIA and the Philippine Department of Finance.  Such withheld amounts have been fully accrued as of December 31, 2004 as part of accounts payable and trade receivable- water delivery fee.  CE Casecnan continues to seek such authorization but as of February 11, 2005, it has not been received.  NIA has filed a protest seeking to nullify the unwarranted alleged real property tax assessments by the Municipality with the Local Board of Assessment Appeals and the case has been elevated to the Central Board of Assessment Appeals on January 12, 2005.  CE Casecnan filed an action in the Regional Trial Court on January 21, 2005 against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project.  On February 7, 2005, the temporary restraining order was extended pending resolution by the Court which will not occur until after all pleadings are filed on March 11, 2005.  CE Casecnan also has filed an appeal with the Department of Justice challenging the validity of the municipal ordinance.  CE Casecnan has discussed and intends to continue discussing this matter with appropriate Philippine government officials in an effort to resolve the situation, and believes the risk of the Casecnan Project being closed is remote.

Employees

At December 31, 2004, the Company had 44 full-time employees consisting of operations, maintenance, logistics, compliance, and engineering personnel. At the powerhouse control room, personnel monitor, direct and control the operations and maintenance of the whole Casecnan Project. The control room is staffed 24 hours per day and is the contact point for the Casecnan Project’s customers and others. At the diversion structures, personnel are responsible to ensure that the trash racks at the tunnel intakes are kept clean and maintained and that excessive sediment build-up behind the structure is prevented.

Item 2.    Properties

CE Casecnan’s principal property is the approximately 150 MW hydroelectric power facility that was completed in December 2001.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

Not Applicable.

Item 6.    Selected Financial Data.

The following table sets forth selected historical financial data, which should be read in conjunction with the Company’s financial statements and the related notes to those statements included in this Annual Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The selected data as of and for the five years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the Company’s audited historical financial statements.

Selected Financial Data
(In thousands, except per share amounts)

	Year ended December 31,
	2004(2)	2003	2002	2001(1)	2000

Total revenue	$106,847	$129,921	$138,264	$8,174	$-
Operating income	73,431	91,539	93,415	4,252	(451)
Net income to common stockholders	45,302	59,765	44,956	2,867	4,857
Net income per common share	59.05	77.90	58.60	3.74	6.33
Dividends declared per common share	138.17	-	-	-	-
Total assets	477,479	565,313	541,507	515,192	482,373
Notes payable	51,263	51,263	51,263	40,763	-
Long-term debt, including current portion	197,098	246,458	287,925	323,125	352,750
Stockholders’ equity	150,988	211,686	151,921	106,965	104,098

(1)	Commercial operations commenced on December 11, 2001.
(2)	Revenue decreased in 2003 and 2004 due to the NIA Arbitration Settlement in October 2003.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with "Selected Financial Data" in Item 6 and the Company's historical financial statements and the notes to those statements included elsewhere in this report.

Factors Affecting the Results of Operations

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

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of the contract year is available to be earned in the succeeding contract years ending December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the contract year are based on actual water delivered.

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Starting in 2009, the per kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 pesos per kWh and deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Years Ended December 31, 2004 and 2003

The following table provides certain operating data of the Casecnan Project for the years ended December 31, 2004 and 2003:

	2004	2003
Electricity produced (GWh)	404.5	382.2
Water delivered (million cubic meters)	719.2	620.6

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, "Accounting for Leases." However, pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2004	2003
Water delivery fees	$49.6	$71.5
Guaranteed energy fees	36.4	36.4
Variable energy fees	26.9	22.0
Deferred water delivery fees	(6.1)	-
Total lease rentals and service contracts revenue	$106.8	$129.9

Revenue decreased by $23.1 million to $106.8 million for the year ended December 31, 2004 from $129.9 million for the year ended December 31, 2003. The decrease in water delivery fees was primarily due to the impact of the elimination of the tax compensation portion of the water delivery fee pursuant to the Supplemental Agreement, partially offset by a 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The increase in variable energy fees was due primarily to increased generation resulting from higher water flows in 2004. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Operating expenses decreased by $5.0 million to $33.4 million for the year ended December 31, 2004 from $38.4 million for the year ended December 31, 2003. Depreciation expense decreased by $1.2 million due primarily to the lower depreciable base resulting from settlement of the construction contract arbitration in April 2004. Reductions in legal costs and doubtful accounts expense of $1.1 million and $2.0 million, respectively, were due to the NIA Arbitration Settlement in October 2003. Finally, the Company had lower property insurance costs of $0.9 million.

Interest expense decreased to $29.5 million for the year ended December 31, 2004 from $39.8 million for the year ended December 31, 2003 due primarily to lower outstanding debt resulting from the scheduled repayment of debt and interest expense incurred in 2003 associated with BIR settlements.

Tax expense decreased to $0.1 million for the year ended December 31, 2004 from $25.7 million for the year ended December 31, 2003. In 2003, the Company paid income taxes of $24.4 million in connection with the NIA Arbitration Settlement and made tax payments associated with BIR settlements.

Results of Operations for the Years Ended December 31, 2003 and 2002

The following table provides certain operating data of the Casecnan Project for the years ended December 31, 2003 and 2002:

	2003	2002
Electricity produced (GWh)	382.2	360.1
Water delivered (million cubic meters)	620.6	563.2

Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2003	2002
Water delivery fees	$71.5	$82.6
Guaranteed energy fees	36.4	36.4
Variable energy fees	22.0	19.3
Total lease rentals and service contracts revenue	$129.9	$138.3

Revenue decreased by $8.4 million to $129.9 million for the year ended December 31, 2003 from $138.3 million for the year ended December 31, 2002. The decrease in water delivery fees was primarily due to the elimination of the tax compensation portion of the water delivery fee pursuant to the Supplemental Agreement, partially offset by a 7.5% increase in the Water Delivery Fee rate as a result of the contractual annual escalation factor. The increase in electricity fees was due primarily to increased generation resulting from higher water flows in 2003.

Operating expenses decreased $6.4 million to $38.4 million for the year ended December 31, 2003 from $44.8 million for the year ended December 31, 2002. Doubtful accounts expense decreased by $9.5 million in connection with the NIA Arbitration Settlement. Plant operations expense increased by $3.1 million due to higher local business taxes, insurance and legal costs.

Settlement income of $31.9 million resulted from the NIA Arbitration Settlement.

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

Tax expense increased to $25.7 million for the year ended December 31, 2003 from $6.1 million for the year ended December 31, 2002. The increase in 2003 is a result of $24.4 million in taxes paid in connection with the NIA Arbitration Settlement and amounts paid to the BIR in settlement of audit assessments for the years 1996 to 1998 and 2000 to 2001. Tax expense in 2002 consisted of a payment to the BIR for the settlement of taxes related to interest income for the years 2001, 2000 and 1999.

Liquidity and Capital Resources

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-own-operate-transfer law, pursuant to the terms of the Project Agreement. CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for the term of the Cooperation Period. During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

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

The Company's cash and cash equivalents were $16.7 million and $4.5 million at December 31, 2004 and 2003, respectively.

The Company generated cash flows from operations of $76.8 million and $65.2 million for the years ended December 31, 2004 and 2003, respectively. The increase from 2003 was primarily due to changes in working capital activities of $26.1 million net of the decrease in net income of $14.5 million.

The Company received $111.9 million and used $10.3 million for investing activities for the years ended December 31, 2004 and 2003, respectively. At December 31, 2003, the Company had an outstanding $97.0 million ROP Note receivable obtained in connection with the NIA Arbitration Settlement which was put to the ROP on January 14, 2004. The collection of the $97.0 million ROP note is included in the cash flow from investing activities. Capital expenditures were $4.1 million and $4.3 million for the years ended December 31, 2004 and 2003, respectively. Construction of the Casecnan Project was completed in December 2001 under a fixed-price date certain, turnkey engineering, procurement and construction contract by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief from various alleged force majeure events. On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, the Contractor paid $18.9 million to CE Casecnan on April 14, 2004, and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration.

The Company used $176.4 million and $51.1 million for financing activities for the years ended December 31, 2004 and 2003, respectively. During 2004, the Company declared dividends totaling $106.0 million (of which $15.9 million was set aside in a separate bank account in the name of the Company and shown as restricted cash and investments and dividends payable in the balance sheet). The Company also made a $49.4 million principal payment on the balance of the Series A and B bonds and increased restricted cash related to debt service obligations by $37.4 million. During 2003, the Company repaid long-term debt of $41.5 million and increased restricted cash related to debt service obligations by $11.0 million.

NIA Arbitration Settlement

On October 15, 2003, the Company closed a transaction settling an arbitral proceeding which arose from a statement of claim made on August 19, 2002, by CE Casecnan against NIA. As a result of the NIA Arbitration Settlement, CE Casecnan recorded $31.9 million of settlement income and $24.4 million of associated income taxes in 2003. Under the terms of the settlement, CE Casecnan entered into the Supplemental Agreement which provided for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the arbitral proceeding. In connection with the NIA Arbitration Settlement, NIA delivered to CE Casecnan the ROP Note, which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. The ROP Note was recorded as a note receivable in the accompanying balance sheet as of December 31, 2003. On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004. In addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the arbitral proceeding, the Supplemental Agreement supplements and amends the Project Agreement in certain respects as summarized below:

Modifications to Water Delivery Fee

Under the Project Agreement, the Water Delivery Rate increased by $0.00043 per cubic meter for each $1.0 million of certain taxes paid by CE Casecnan. The Supplemental Agreement amends the per cubic meter Water Delivery Fee calculation by eliminating the increase for taxes paid. Instead, the Water Delivery Rate remains at $0.029 per cubic meter, escalated at 7.5% annually from January 1, 1994 through the first five years of the Cooperation Period, extending through December 25, 2006. The Company will be reimbursed for certain taxes it pays during the remainder of the Cooperation Period.

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

Variable Delivered Water Delivery Fee. Variable Delivered Water Delivery Fees will be earned for months beginning after December 25, 2008. For each month beginning after December 25, 2008 through the end of the Cooperation Period, the Variable Delivered Water Delivery Fee shall be payable only from the date when the cumulative Total Available Water (total delivered water plus the water volume not delivered to NIA as a result of NIA’s failure to accept energy deliveries at a capacity up to 150 MW) for each contract year exceeds 700.0 million cubic meters. Variable Delivered Water Delivery Fees will be earned up to an aggregate maximum of 1,324.7 million cubic meters for the period from December 25, 2008 through the end of the Cooperation Period. No additional variable water delivery fees will be earned over the 1,324.7 million cubic meter threshold.

Water Delivery Fee Credit. The Water Delivery Fee Credit shall be applicable only for each of the sixty-months from December 25, 2008 through December 25, 2013 and shall equal the Water Delivery Rate as of December 25, 2008 multiplied by the sum of each Annual Water Credit divided by sixty. The Annual Water Credit for each contract year starting from December 25, 2003 and ending on December 25, 2008 shall equal 801.9 million cubic meters minus the Total Available Water for each contract year. The Total Available Water in any such year will equal actual deliveries with a minimum threshold of 700.0 million cubic meters.

Deferred Revenue. The Company records deferred revenue on the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement. As of December 31, 2004, cumulative deferred water delivery revenue was $6.1 million. The deferred water delivery revenue at the end of the contract year is available to be earned in the succeeding contract years ending on December 25, 2008.

Modifications to Excess Energy Delivery Fee

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19.0 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490.0 GWh but less than 550.0 GWh per year are paid for at a rate of 1.3 pesos per kWh and deliveries in excess of 550.0 GWh per year are at no cost to NIA.

For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan Project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement

The Company received an opinion from the Philippine Office of Government Corporate Counsel that the Supplemental Agreement has due authorization and is enforceable. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Project under certain provisions of the EPIRA calling for the renegotiation of contracts such as the Project Agreement have been satisfactorily addressed by the Supplemental Agreement.

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain unaffected by the Supplemental Agreement and in full force and effect.

Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LPG, that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, totaling $15.9 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheet at December 31, 2004. The court is currently expected to rule on the first phase of the litigation before the end of the first quarter of 2005.

Obligations and Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt and notes payable. Material obligations as of December 31, 2004 are as follows (in thousands):

	Payments Due by Period
		< 1	2-3	4-5	>5
	Total	Year	Years	Years	Years

Contractual cash obligations:
Long-term debt	$197,098	$54,753	$73,745	$51,450	$17,150
Note payable	51,263	-	-	-	51,263
Interest	108,880	23,273	29,343	10,647	45,617
Total contractual cash obligations	$357,241	$78,026	$103,088	$62,097	$114,030

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of payments from NIA. This assessment requires judgment regarding the outcome of disputes and the ability of the customer to pay the amounts owed to the Company. Any change in the Company’s assessment of the collectibility of accounts receivable that was not previously provided for could significantly impact the calculation of such allowance and the results of operations.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk.

The following discussion of the Company’s exposure to various market risks contains “forward-looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company. Actual results could differ materially from those projected in the forward-looking information.

Interest Rate Risk

At December 31, 2004, the Company had fixed-rate long-term debt of $197.1 million in principal amount and having a fair value of $220.0 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $6.5 million if interest rates were to increase by 10% from their levels at December 31, 2004. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

Currency Risk

NIA’s payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenues. NIA must obtain U.S. Dollars to fund its payment obligations. Because of the Company’s dependence on NIA, any material failure of NIA to obtain U.S. Dollars and fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenues from the Company’s business after the payment of operating expenses.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of December 31, 2004 and 2003, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Joaquin Cunanan & Co.

JOAQUIN CUNANAN & CO.
A PRICEWATERHOUSECOOPERS MEMBER FIRM
Makati City, Philippines
February 11, 2005

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,732	$4,513
Restricted cash and investments	39,444	18,121
Trade receivable, net	25,242	16,451
Note receivable	-	97,000
Accrued interest and other receivable	1,986	8,229
Prepaid insurance and other current assets	4,831	4,685
Total current assets	88,235	148,999
Restricted cash and investments	16,063	-
Bond issue costs, net	2,678	3,861
Property, plant and equipment, net	365,132	407,082
Deferred income tax	5,371	5,371
Total assets	$477,479	$565,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,185	$7,395
Dividends payable	15,900	-
Accrued interest	8,482	7,368
Accrued liquidated damages	-	3,800
Other accrued expenses	295	1,702
Payable to affiliates	35,148	34,739
Current portion of long-term debt	54,753	49,360
Total current liabilities	126,763	104,364

Notes payable	51,263	51,263
Deferred revenue	6,120	902
Long-term debt, net of current portion	142,345	197,098
Total liabilities	326,491	353,627

Commitments and contingencies (Note 9)

Stockholders’ equity:
Capital stock
Authorized - 2,148,000 shares, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	27,152	87,850
Total stockholders’ equity	150,988	211,686
Total liabilities and stockholders’ equity	$477,479	$565,313

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars, except share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Lease rentals and service contracts	$106,847	$129,921	$138,264

Operating expenses:
Depreciation	21,972	23,158	23,211
Plant operations and other operating expenses	11,444	13,180	10,093
Doubtful accounts expense	-	2,044	11,545
Total operating expenses	33,416	38,382	44,849

Operating income	73,431	91,539	93,415

Other income (expenses):
Settlement revenue (Note 3)	-	31,887	-
Interest expense	(29,468)	(39,835)	(42,508)
Interest income	1,539	1,949	236
Other	(98)	(38)	(105)
Total other expense, net	(28,027)	(6,037)	(42,377)

Income before provision for income tax	45,404	85,502	51,038
Provision for income tax	102	25,737	6,082
Net income	$45,302	$59,765	$44,956

Net income per share	$59.05	$77.90	$58.60
Weighted average number of common shares outstanding	767,162	767,162	767,162

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars, except share data)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

Balance, January 1, 2002	767,162	$29	$123,807	$(16,871)	$106,965
Net income	-	-	-	44,956	44,956
Balance, December 31, 2002	767,162	29	123,807	28,085	151,921
Net income	-	-	-	59,765	59,765
Balance, December 31, 2003	767,162	29	123,807	87,850	211,686
Net income	-	-	-	45,302	45,302
Dividends declared	-	-	-	(106,000)	(106,000)
Balance, December 31, 2004	767,162	$29	$123,807	$27,152	$150,988

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$45,302	$59,765	$44,956
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,972	23,158	23,211
Amortization of bond issue costs	1,183	1,356	1,494
Gain on settlement of arbitration, net of tax	-	(7,500)	-
Changes in other items:
Trade receivable, net	(8,791)	(20,132)	(43,503)
Accrued interest and other receivable	6,243	(1,534)	(408)
Prepaid insurance and other current assets	(40)	455	(2,277)
Other assets	-	5,542	6,158
Accounts payable	9,811	3,932	2,359
Accrued interest	1,114	1,097	1,065
Accrued liquidated damages	(3,800)	(1,620)	3,800
Other accrued expenses	(1,407)	(200)	-
Deferred revenue	5,218	902	-
Net cash flows from operating activities	76,805	65,221	36,855

Cash flows from investing activities:
Additions to property, plant and equipment	(4,049)	(4,335)	(10,263)
Arbitration settlement	-	(5,965)	-
Liquidated damages received, net of amounts accrued	18,900	-	-
Collection of ROP Note	97,000	-	-
Increase in restricted cash and investments	-	-	(1,100)
Net cash flows from investing activities	111,851	(10,300)	(11,363)

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	409	1,397	(1,165)
Increase in restricted cash and investments for debt service obligations and dividends payable	(37,386)	(11,043)	-
Payment of long-term debt	(49,360)	(41,467)	(35,200)
Cash dividends paid	(90,100)	-	-
Proceeds from notes payable	-	-	10,500
Net cash flows from financing activities	(176,437)	(51,113)	(25,865)

Net change in cash and cash equivalents	12,219	3,808	(373)
Cash and cash equivalents at beginning of period	4,513	705	1,078
Cash and cash equivalents at end of period	$16,732	$4,513	$705

Supplemental Disclosure:
Interest paid	$30,638	$36,205	$39,949
Income taxes paid	$102	$24,387	$6,080
Non-cash transaction - ROP note received under NIA Arbitration Settlement	$-	$97,000	$-

In 2004, the investment in property, plant and equipment was reduced by $23.9 million involving receipt of cash of $18.9 million and reversal of liabilities of $5.0 million pursuant to settlement of a construction contract arbitration (Note 5).

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(In U.S. Dollars, unless indicated otherwise)

1.	Organization and Operations

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MidAmerican”) and was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The purpose of the Company is to develop, construct, operate and own a hydroelectric power plant and the related facilities for conversion into electricity of water provided by and under contract with the Republic of the Philippines (“ROP”) or any ROP-owned or controlled corporation.

The Company has a contract with the ROP, through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract.

Construction of the Casecnan Project commenced in 1995. The Casecnan Project commenced commercial operations on December 11, 2001. Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"),that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 totaling, $15.9 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheet at December 31, 2004. The court is currently expected to rule on the first phase of the litigation before the end of the first quarter of 2005.

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

In April 2003, CE Casecnan Ltd. assigned a 70% stockholding in the Company to CE Casecnan II, Inc., a Philippine company, in exchange for the latter’s shares of stock. Consequently, the Company became 70% owned by CE Casecnan II, Inc.

References to "U.S. dollars," "dollars," or "$" are to the currency of the United States and references to "pesos" are to the currency of the Philippines. References to kW means kilowatts, MW means megawatts, GW means gigawatts, kWh means kilowatt hours, MWh means megawatt hours, and GWh means gigawatt hours.

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

The Company’s operations are in one reportable segment, the water and electricity generation industry.

Reclassifications

Certain amounts of restricted cash and investments in the 2003 balance sheet have been reclassified to current assets to conform with the fiscal 2004 presentation.  Such reclassification did not impact previously reported net income or retained earnings.

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

Restricted Cash and Investments

Restricted cash and investments are composed of debt service funds and undistributed dividends that are contractually restricted as to their use and require the maintenance of specific minimum balances. Such cash and investments are primarily in the form of commercial paper and money market securities.

Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 2004 approximates their fair value, which is based on quoted market prices as provided by the financial institution holding the investments.

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is based on the Company’s assessment of the collectibility of payments from NIA. This assessment requires judgment regarding the outcome of pending disputes and the ability of the customer to pay the amounts owed to the Company. Any change in the Company’s assessment of the collectibility of accounts receivable that was not previously provided for could significantly impact the calculation of such allowance and the results of operations.

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

The annual water delivery revenue is recorded on the basis of the contractual minimum guaranteed water delivery threshold for the respective contract year. If and when actual cumulative deliveries within a contract year exceed the minimum threshold, additional revenue is recognized and calculated as the product of the water deliveries in excess of the minimum threshold and the applicable unit price up to the maximum contractually allowed water delivery volume. The Company defers revenue on the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement. As of December 31, 2004, cumulative deferred water delivery revenue was $6.1 million. The deferred water delivery revenue at the end of the contract year is available to be earned in the succeeding contract years ending December 25, 2008.

Revenue from electricity consists of guaranteed energy fees with fixed monthly amounts and is recognized based on the contractually guaranteed energy deliveries. Actual deliveries of energy less than the fixed, monthly contractual amounts will not result in any reduction of the guaranteed energy fee. The variable energy fee is recognized when deliveries of energy exceed the guaranteed energy in any contract year. The variable energy fee will not be recognized until all cumulative electrical energy shortfalls in previous months have been made up. At December 31, 2004, there was no cumulative electrical energy shortfall.

3.	NIA Settlement Agreement

On October 15, 2003, the Company closed a transaction settling an arbitral proceeding which the Company had initiated against NIA in August 2002. As a result of the settlement, in 2003 CE Casecnan recorded $31.9 million of settlement income and $24.4 million of associated income taxes. The settlement income consisted of $115.4 million of consideration pursuant to the settlement agreement, less $30.8 million of recoverable taxes previously capitalized during the construction period, less $8.4 million of taxes paid during operations and less $44.3 million of net trade receivables and other adjustments pertaining to the disputed amounts. In connection with the settlement, the Company entered into an agreement (the “Supplemental Agreement”) with NIA which, in addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the NIA Arbitration, supplements and amends the Project Agreement in certain respects as summarized below.

Payment in Cash and Delivery of Note

As part of the settlement, on October 15, 2003, NIA paid to CE Casecnan the sum of approximately $18.4 million and delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"). The Company had the option, between January 14, 2004 and February 14, 2004 to put the ROP Note to the ROP, for a price of par plus accrued interest. The ROP Note was recorded as a note receivable in the accompanying balance sheet as of December 31, 2003. Also at closing, the Company paid to the Philippine Bureau of Internal Revenue (“BIR”) approximately $24.4 million in respect of Philippine income taxes on the foregoing consideration and paid to NIA $1.6 million in respect of alleged late completion of the Casecnan Project.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

Modifications to Water Delivery Fee

Under the Project Agreement, the Water Delivery Rate increased by $0.00043 per cubic meter for each $1.0 million of certain taxes paid by CE Casecnan. The Supplemental Agreement amends the per cubic meter Water Delivery Fee calculation by eliminating the increase for taxes paid. Instead, the Water Delivery Rate remains at $0.029 per cubic meter, escalated at 7.5% annually from January 1, 1994 through the first five years of the Cooperation Period, extending through December 25, 2006. The Company will be reimbursed for certain taxes it pays during the remainder of the Cooperation Period.

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

Variable Delivered Water Delivery Fee. Variable Delivered Water Delivery Fees will be earned for months beginning after December 25, 2008. For each month beginning after December 25, 2008 through the end of the Cooperation Period, the Variable Delivered Water Delivery Fee shall be payable only from the date when the cumulative Total Available Water (total delivered water plus the water volume not delivered to NIA as a result of NIA’s failure to accept energy deliveries at a capacity up to 150 MW) for each contract year exceeds 700.0 million cubic meters. Variable Delivered Water Delivery Fees will be earned up to an aggregate maximum of 1,324.7 million cubic meters for the period from December 25, 2008 through the end of the Cooperation Period. No additional variable water delivery fees will be earned over the 1,324.7 million cubic meter threshold.

Water Delivery Fee Credit. The Water Delivery Fee Credit shall be applicable only for each of the sixty-months from December 25, 2008 through December 25, 2013 and shall equal the Water Delivery Rate as of December 25, 2008 multiplied by the sum of each Annual Water Credit divided by sixty. The Annual Water Credit for each contract year starting from December 25, 2003 and ending on December 25, 2008 shall equal 801.9 million cubic meters minus the Total Available Water for each contract year. The Total Available Water in any such year will equal actual deliveries with a minimum threshold of 700.0 million cubic meters.

Modifications to Excess Energy Delivery Fee

Under the Project Agreement, the Excess Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the per kWh rate for energy deliveries in excess of 19 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490.0 GWh but less than 550.0 GWh per year are paid for at a rate of 1.3 pesos per kWh and deliveries in excess of 550.0 GWh per year are at no cost to NIA.

For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan Project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement

The Company received an opinion from the Philippine Office of Government Corporate Counsel that the Supplemental Agreement has due authorization and is enforceable. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Casecnan Project under certain provisions of the Electric Power Industry Reform Act of 2001 (“EPIRA”) calling for the renegotiation of contracts such as the Project Agreement have been satisfactorily addressed by the Supplemental Agreement.

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain unaffected by the Supplemental Agreement and in full force and effect.

4.	Trade Receivable, Net

Trade receivable pertains to the receivable due for lease rentals, service income and recoverable taxes billed pursuant to the provisions of the Project Agreement with NIA, as follows (in thousands):

	December 31,
	2004	2003

Water delivery fee	$14,406	$11,988
Guaranteed energy delivery fee	3,676	3,676
Variable energy delivery fee	7,979	2,831
Total trade receivable	26,061	18,495
Allowance for doubtful accounts	(819)	(2,044)
Trade receivable, net	$25,242	$16,451

The water delivery fee includes claims for tax reimbursement from NIA pursuant to the Supplemental Agreement amounting to $8.7 million and $4.6 million as of December 31, 2004 and 2003, respectively. The allowance for doubtful accounts as of December 31, 2004 and 2003 represents the Company’s estimate of the uncollectible portion of the receivable balance.

5.	Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 consists of the following (in thousands):

	December 31,
	2004	2003
Hydroelectric power facility	$429,805	$450,174
Office and building structures	1,149	1,090
Transportation and other equipment	990	640
Total operating assets	431,944	451,904
Accumulated depreciation	(66,812)	(44,840)
Net operating assets	365,132	407,064
Construction in progress	-	18
Property, plant and equipment, net	$365,132	$407,082

Construction of the Casecnan Project was completed under a fixed-price, date certain, turnkey engineering, procurement and construction contract (the "Replacement Contract") dated May 7, 1997 and amended on November 20, 1999. The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief from various alleged force majeure events. On April 7, 2004, the Company entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, as amended, the Contractor paid $18.9 million to CE Casecnan on April 14, 2004, and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. A total of $23.9 million (the $18.9 million receipt along with $3.8 million originally recorded for liquidated damages and $1.2 million accrual for the unpaid portion of the Replacement Contract) was recorded as a reduction to property, plant and equipment in 2004.

6.	Long-Term Debt

On November 27, 1995, the Company issued $371.5 million of notes and bonds (the “Securities”) to finance the construction of the Casecnan Project. These debts consisted of $75.0 million Senior Secured Floating Rate Notes (“FRNs”) bearing interest at LIBOR plus 3.00%, which were paid in installments through November 15, 2002; $125.0 million Senior Secured Series A Notes (“Series A Notes”) with interest at 11.45% payable in semiannual installments up to 2005; and $171.5 million Senior Secured Series B Bonds (“Series B Bonds”) with interest at 11.95% payable in semiannual installments up to 2010. For the year ended December 31, 2004, the Series A Notes and Series B Bonds had effective interest rates of 13.72% and 13.72%, respectively, inclusive of bond issue cost amortization.

The repayment schedule is as follows (in thousands):

	Series A Notes	Series B Notes	Total

2005	$48,750	6,003	54,753
2006	-	36,015	36,015
2007	-	37,730	37,730
2008	-	37,730	37,730
2009	-	13,720	13,720
2010	-	17,150	17,150
	$48,750	$148,348	$197,098

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

The Securities are subject to certain optional and mandatory redemption schemes as provided for in the Trust Indenture. The Series A Notes are subject to optional redemption by the Company, in whole and not in part, at par plus accrued interest to the Redemption Date. The Series B Bonds are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the redemption date plus a premium, calculated to “make whole” to comparable U.S. Treasury Securities plus 150 basis points. The Company also had the option to redeem the securities, in whole or in part, at par plus accrued interest at any time if, as a result of any change in Philippine tax law or in the application or interpretation of Philippine tax law occurring after the date of issuance of the Securities, the Company is required to pay certain additional amounts described in the Trust Indenture. The Securities are subject to mandatory redemption, pro rata, at par plus accrued interest to the redemption date; (a) upon the receipt by the Company of loss proceeds that exceed $15.0 million in respect of certain events of property or casualty loss or similar events, unless the funds are to be utilized by the Company for an Approved Restoration Plan; or (b) upon the receipt by the Company of proceeds realized in connection with a Project Agreement Buyout.

When a Change in Control occurs, each holder of the Securities (“Holder”) will have the right to require the Company to repurchase all or any part of such Holder’s Securities at a cash purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase in accordance with the procedures set forth in the Trust Indenture. There is no assurance that upon a Change in Control the Company will have sufficient funds to repurchase the Securities.

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm’s length transactions or agreements with affiliates; sale, lease, or transfer of properties material to the Casecnan Project, among others. In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement whereby JPMorgan Chase Bank, N.A. (formerly known as Chemical Trust Company of California) acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and Securities pledged by the Company to the collateral agent. The terms of this agreement require the establishment of several funds, which include a Capital Contribution Fund. Pursuant to this requirement, the Company’s stockholders deposited an aggregate capital contribution of approximately $123.3 million to the fund, which was strictly used to fund the construction of the Casecnan Project when the proceeds from the Series A Notes and Series B Bonds were fully utilized. The contributions are included in the “Additional paid-in capital” account in the accompanying balance sheets.

7.	Income Taxes

Tax expense in 2003 of $25.7 million consists primarily of the $24.4 million of taxes paid in connection with the NIA Arbitration Settlement and the settlement of the BIR audits for 1996 to 1998 and 2000 to 2001. Since commencing commercial operations in December 2001, the Company has incurred no income tax expense on its results from operations due to a six year income tax holiday received from the Philippine Board of Investments. The Company’s deferred income tax asset of $5.4 million as of December 31, 2004 and 2003 (net of a valuation allowance of $2.4 million) consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs. The valuation allowance is recognized for the portion of the deferred income tax asset for which the tax benefit will not be realized due to the income tax holiday.

8.	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $35.1 million and $34.7 million at December 31, 2004 and 2003, respectively. Costs incurred by the Company in transactions with related parties amounted to $1.5 million, $2.3 million and $1.3 million in 2004, 2003 and 2002, respectively, and consist primarily of reimbursement for costs paid by affiliates on behalf of the Company.

As of December 31, 2004 and 2003, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Interest expense on the unsecured notes was $1.8 million, $1.7 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. At December 31, 2004, the effective interest rate on the notes was 4.49%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement. The Company intends to extend the term of the notes or to convert them into some form of capital such that no current assets will be used or current liabilities created to retire the notes.

9.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LPG, that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, totaling $15.9 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheet at December 31, 2004. The court is currently expected to rule on the first phase of the litigation before the end of the first quarter of 2005.

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

Regulatory Environment

The Philippine Congress has passed EPIRA which is aimed at restructuring the Philippine power industry, privatization of the Philippine National Power Corporation and introduction of a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company's future operations in the Philippines and the Philippines power industry as a whole, the effect of which is not yet determinable and estimable.

In June, 2004, Philippine President Gloria Macapagal-Arroyo was re-elected for a six-year term, through June 2010. President Macapagal-Arroyo has announced a plan to pursue policies targeting balanced economic growth, strong market-based industry, and poverty alleviation. In connection with these policies, the Philippine Department of Energy has announced an energy plan focused on attaining full electrification throughout the Philippines, further developing and utilizing renewable energy sources for power and electrification, and enhancing private sector participation in all energy activities. The implementation of this energy plan may have an impact on the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet determinable or estimable.

On December 6, 2004, the Municipality of Alfonso Castaneda, Province of Nueva Vizcaya (the "Municipality") purportedly passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. On January 17, 2005, the Office of the Treasurer of the Municipality provided CE Casecnan a copy of such ordinance and threatened to close the Casecnan Project pending submittal by CE Casecnan of the tax clearance certificate. On January 19, 2005, the Municipality accepted CE Casecnan's payment for the local business taxes, but the Municipality refused to renew CE Casecnan's license to operate and business permit, citing the lack of a tax clearance certificate. CE Casecnan cannot obtain a tax clearance certificate from the Province of Nueva Vizcaya until real property taxes due to the Province are paid.  Pursuant to the Supplemental Agreement, CE Casecnan has withheld payment of real property taxes pending receipt of authorization from NIA and the Philippine Department of Finance.  Such withheld amounts have been fully accrued as of December 31, 2004 as part of accouts payable and trade receivable- water delivery fee.  CE Casecnan continues to seek such authorization but as of February 11, 2005, it has not been received.  NIA has filed a protest seeking to nullify the unwarranted alleged real property tax assessments by the Municipality with the Local Board of Assessment Appeals and the case has been elevated to the Central Board of Assessment Appeals on January 12, 2005.  CE Casecnan filed an action in the Regional Trial Court on January 21, 2005 against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended pending resolution by the Court which will not occur until after all pleadings are filed on March 11, 2005.  CE Casecnan also has filed an appeal with the Department of Justice challenging the validity of the municipal ordinance. CE Casecnan has discussed and intends to continue discussing this matter with appropriate Philippine government officials in an effort to resolve the situation, and believes the risk of the Casecnan Project being closed is remote.

10.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments,” defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Cash, trade receivable, note receivable, accounts payable and accrued expenses

The carrying amounts reported in the balance sheets approximate fair value due to the liquidity, the short maturity and nature of such items.

Notes payable

The Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., an affiliate, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two (2%) percent which is payable every May 15 and November 15. Interest expense on the unsecured notes was $1.7 million, $1.9 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2004, the effective interest rate on the notes was 4.49%. It is not practicable to estimate the fair value of the notes payable for a variety of reasons, including the absence of quoted market prices for the notes and their subordination provisions to the existing senior debt of the Company.

Long-term debt

The fair value of the Company’s long-term debt is estimated based on quoted market prices of similar types of arrangements. At December 31, 2004, the Company had fixed-rate long-term debt of $197.1 million in principal amount and having a fair value of $220.0 million. At December 31, 2003, the Company had fixed-rate long-term debt of $246.5 million in principal amount and having a fair value of $255.5 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $6.5 million if interest rates were to increase by 10% from their levels at December 31, 2004. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

11.	Operating lease rentals and service income

The following is the minimum lease rentals and service income in the next five years on the noncancelable operating lease as of December 31, 2004:

Year Ended December 31,	Amount

2005	82,140
2006	86,136
2007	88,053
2008	88,053
2009	88,053

Variable lease rentals and service income amounted to $26.9 million in 2004, $22.0 million in 2003 and $19.3 million in 2002.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Item 9B.    Other Information.

None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

David L. Sokol	48	Director and Chairman
Gregory E. Abel	42	Vice Chairman
Joseph L. Sullivan	50	Director, President and General Manager
James D. Stallmeyer	47	Vice President
Patrick J. Goodman	38	Director, Senior Vice President and Chief Financial Officer
Douglas L. Anderson	46	Director, Senior Vice President, General Counsel and Assistant Secretary
Brian K. Hankel	42	Vice President and Treasurer
Jose R. Sandejas	68	Director and Corporate Secretary
Jose Jaime Cruz	34	Director and Assistant Corporate Secretary
David A. Baldwin	40	Director
Scott LaPrairie	47	Director
Linda B. Castillo	45	Director

Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the Stockholders Agreement, CE Casecnan Ltd. is entitled to elect seven of the directors, and each minority investor is entitled to elect one director.

David L. Sokol. In addition to serving as a Director and Chairman of the Company, Mr. Sokol has been Chief Executive Officer of MidAmerican since April 19, 1993 and served as President of MidAmerican from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director of MidAmerican since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as the President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of Peter Kiewit Sons’, Inc. and Ogden Projects, Inc.

Gregory E. Abel. In addition to serving as Vice Chairman of the Company, Mr. Abel is President and Chief Operating Officer of MidAmerican. Mr. Abel joined MidAmerican in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

Joseph L. Sullivan. In addition to serving as Director, President and General Manager for the Company, Mr. Sullivan is President and General Manager, Philippines for affiliates of the Company. From 2002 to 2004, Mr. Sullivan served as Executive Vice President for Operations of Mirant Philippines. From 2001 to 2002, Mr. Sullivan served as Station Manager of Mirant Sual Power Corporation. Prior to 2001, he held a series of management and engineering positions at Cajun Electric Power Cooperative, Inc. and Alabama Power Company.

James D. Stallmeyer. In addition to serving as Vice President of the Company, Mr. Stallmeyer is Commercial Director and General Counsel of Northern Electric. Mr. Stallmeyer joined affiliates of the Company in 1993. Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler LLP in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom LLP in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

Patrick J. Goodman. In addition to serving as Director, Senior Vice President and Chief Financial Officer for the Company, Mr. Goodman is Senior Vice President and Chief Financial Officer for MidAmerican. Mr. Goodman joined MidAmerican in June 1995, and served as in various accounting positions, including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand LLP.

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

David A. Baldwin. In addition to serving as Director, Mr. Baldwin is Senior Vice President of Development for MidAmerican. From 1998 to March 2004, Mr. Baldwin served as President and General Manager of MidAmerican affiliates in the Philippines. From December 1996 to June 1997, Mr. Baldwin served as Vice President, Project Development for Asia Power Ltd. in Hong Kong. From October 1994 to December 1996, Mr. Baldwin was Project Director at SouthPac Corporation Ltd. in New Zealand and, prior to that, he held a series of project management and engineering positions at Shell International in the Netherlands and New Zealand.

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

Audit Committee Matters

During the fiscal year ended December 31, 2004 and as of the date of this Report, the Board of Directors had no committees, including any audit committee. The Company is not an issuer as defined in the Sarbanes-Oxley Act of 2002, it does not have a class of securities listed on any securities exchange, and it is not required to have an audit committee. Patrick J. Goodman qualifies as an "audit committee financial expert." Mr. Goodman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Description of Capital Stock

As of December 31, 2004, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 Philippine peso ($0.038) per share (the “Common Stock”), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2004 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

The Trust Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Stockholders

The following table sets forth information with respect to all persons who own beneficially more than 5% of the common stock and by all directors and officers of the Company as a group.

	Number of
Name and Address of Owner	Shares Owned*	% of Common
1. CE Casecnan II, Inc. (1)	537,005	70% (1)
2. CE Casecnan Ltd.	230,148	30% (2) (3)

* In addition, each director of the Company owns one share in the Company as required by Philippine law.

(1)
In April 2003, CE Casecnan Ltd., a Bermuda registered corporation assigned shares in CE Casecnan to CE Casecnan II, Inc., a Philippine corporation. CE Casecnan Ltd and CE Casecnan II, Inc are indirectly owned by MidAmerican.

(2)
Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LPG, that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations for the year ended December 31, 2004, totaling $15.9 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheet at December 31, 2004. The court is currently expected to rule on the first phase of the litigation before the end of the first quarter of 2005.

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

Item 13.        Certain Relationships and Related Transactions.

Not Applicable.

Item 14.        Principal Accountant Fees and Services.

Aggregate fees billed to CE Casecnan as a entity during the fiscal years ending December 31, 2004 and 2003 by its principal accounting firm, Joaquin Cunanan & Co. (A PricewaterhouseCoopers Member Firm) and their respective affiliates (collectively, " Joaquin Cunanan & Co."), are set forth below (in thousands).

	Year Ended December 31,
	2004	2003

Audit Fees (1)	$32	$222
Audit-Related Fees (2)	3	-
Tax Fees (3)	31	388
All Other Fees (4)	-	-
Total aggregate fees billed	$66	$610

(1)
Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by Joaquin Cunanan & Co. for the audit of the Company’s financial statements and review of financial statements included in the Company’s Form 10-K and 10-Q for services that are normally provided by Joaquin Cunanan & Co. in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by Joaquin Cunanan & Co. that are reasonably related to the performance of the audit or review of the registrant's financial statements. Services included in this category include audits of benefit plans, due diligence for possible acquisitions and consultation pertaining to new and proposed accounting and regulatory rules.

(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by Joaquin Cunanan & Co. for tax compliance, tax advice, and tax planning.

(4)
Includes the aggregate fees billed in each of the last two fiscal years for products and services provided by Joaquin Cunanan & Co., other than the services reported as “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(i) Financial Statements

Financial Statements are included in Part II of this Form 10-K.

(ii) Financial Statement Schedules

Schedules have been omitted because they are either not applicable, not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 11, 2005.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

By:	/s/ * Joseph L. Sullivan
Joseph L. Sullivan
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David L. Sokol*	Director and Chairman of the Board	February 11, 2005
David L. Sokol

/s/ Joseph L. Sullivan*	Director, President and General Manager	February 11, 2005
Joseph L. Sullivan	(Principal Executive Officer)

/s/ Patrick J. Goodman*	Director, Senior Vice President and Chief Financial Officer	February 11, 2005
Patrick J. Goodman	(Principal Financial Officer)

/s/ Douglas L. Anderson	Director, Senior Vice President, General Counsel	February 11, 2005
Douglas L. Anderson	and Assistant Secretary

	Director	February 11, 2005
Jose R. Sandejas

	Director	February 11, 2005
Jose Jaime Cruz

/s/ David A. Baldwin*	Director	February 11, 2005
David A. Baldwin

	Director	February 11, 2005
Scott LaPrairie

/s/ Linda B. Castillo*	Director	February 11, 2005
Linda B. Castillo

*By: /s/ Douglas L. Anderson
Douglas L. Anderson
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-4, as amended, dated January 25, 1996 (“Form S-4”)).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 the Company’s Form S-4).

4.1(a)	Trust Indenture, dated as of November 27, 1995, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit 4.1(a) the Company’s Form S-4).

4.1(b)	First Supplemental Indenture, dated as of April 10, 1996, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit 4.1(b) to the Company’s Form S-4).

4.2
Exchange and Registration Rights Agreement, dated as of November 27, 1995, by and among CS First Boston Corporation, Bear Stearns & Co. Inc., Lehman Brothers Inc. and the Company (incorporated by reference to Exhibit 4.2 the Company’s Form S-4).

4.3
Collateral Agency and Intercreditor Agreement, dated as of November 27, 1995, by and among Chemical Trust Company of California, Far East Bank & Trust Company and the Company (incorporated by reference to Exhibit 4.3 the Company’s Form S-4).

4.4
Mortgage and Security Agreement, dated as of November 10, 1995, by and among CE Casecnan Ltd., Kiewit Energy International (Bermuda) Ltd., La Prairie Group Contractors (International) Ltd., San Lorenzo Ruiz Builders and Developers Group, Inc., Chemical Trust Company of California, Far East Bank & Trust Company and the Company (incorporated by reference to Exhibit 4.4 the Company’s Form S-4).

4.6
Deposit and Disbursement Agreement, dated as of November 27, 1995, by and among the Company, Chemical Trust Company of California, Kiewit Energy Company and the Company (incorporated by reference to the Company’s Form S-4).

4.7	Consent of NIA, dated as of November 10, 1995, to the assignment of the Amended and Restated Casecnan Project Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4).

4.8
Consent of the Republic of the Philippines, dated November 10, 1995, to the assignment of the Performance Undertaking and the Amended and Restated Casecnan Project Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4).

10.1
Amended and Restated Casecnan Project Agreement, dated as of June 26, 1995, between the National Irrigation Administration and the Company (incorporated by reference to Exhibit 10.1 the Company’s Form S-4).

10.2
Performance Undertaking, dated as of July 20, 1995, executed by the Secretary of Finance on behalf of the Republic of the Philippines (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4).

10.8
Supplemental Agreement between CE Casecnan Water and Energy Company, Inc. and the Philippines National Irrigation Administration dated as of September 29, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 15, 2003).

14.1
CE Casecnan Water and Energy Company, Inc. Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K dated December 31, 2003).

24	Power of Attorney

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.