Form 10-Q
period 2005-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2005-05-06
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to_______

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

(Former name, former address and former fiscal year, if changed since last report)

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

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of April 29, 2005, the number of outstanding common stock was 767,162 shares, $0.038 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the "Company") as of March 31, 2005, and the related statements of operations and cash flows for each of the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Joaquin Cunanan & Co.

JOAQUIN CUNANAN & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
April 29, 2005

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$44,168	$16,732
Restricted cash and investments	39,707	39,444
Trade receivable, net	19,075	25,242
Accrued interest and other receivables	930	1,986
Prepaid insurance and other current assets	4,731	4,831
Total current assets	108,611	88,235
Restricted cash and investments	16,158	16,063
Bond issue costs, net	2,445	2,678
Property, plant and equipment, net	359,750	365,132
Deferred income tax	5,371	5,371
Total assets	$492,335	$477,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,245	$12,185
Dividends payable	15,900	15,900
Accrued interest	14,877	8,482
Other accrued expenses	295	295
Payable to affiliates	35,113	35,148
Current portion of long-term debt	54,753	54,753
Total current liabilities	132,183	126,763

Notes payable	51,263	51,263
Deferred revenue	7,767	6,120
Long-term debt, net of current portion	142,345	142,345
Total liabilities	333,558	326,491

Commitments and contingencies (Note 4)

Stockholders’ equity:
Capital stock - authorized 2,148,000 shares, one Philippine peso ($0.038) par
value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	34,941	27,152
Total stockholders’ equity	158,777	150,988
Total liabilities and stockholders’ equity	$492,335	$477,479

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Revenue:
Lease rentals and service contracts	$21,149	$19,915
Operating expenses:
Depreciation	5,434	5,713
Plant operations and other operating expenses	2,018	1,981
Total operating expenses	7,452	7,694

Operating income	13,697	12,221

Other income (expense):
Interest expense	(6,628)	(7,560)
Interest income	570	650
Other	150	(120)
Total other expense, net	(5,908)	(7,030)

Net income	$7,789	$5,191

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Cash flows from operating activities:
Net income	$7,789	$5,191
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,434	5,713
Amortization of bond issue costs	233	295
Changes in other items:
Trade receivable, net	6,167	(886)
Accrued interest and other receivables	1,056	2,771
Prepaid insurance and other current assets	100	(178)
Accounts payable and other accrued expenses	(940)	346
Accrued interest	6,395	7,667
Deferred revenue	1,647	1,164
Net cash flows from operating activities	27,881	22,083

Cash flows from investing activities:
Additions to property, plant and equipment	(52)	(422)
Collection of ROP Note (Note 2)	-	97,000
Net cash flows (used in) from investing activities	(52)	96,578

Cash flows from financing activities:
Increase in restricted cash and investments for debt service
obligations and dividends payable	(358)	(75,669)
Decrease in payable to affiliates	(35)	(120)
Cash dividends paid	-	(45,050)
Net cash flows used in financing activities	(393)	(120,839)

Net change in cash and cash equivalents	27,436	(2,178)
Cash and cash equivalents at beginning of period	16,732	4,513
Cash and cash equivalents at end of period	$44,168	$2,335

Supplemental disclosure:
Interest paid	$324	$403
Dividends declared but not paid	$-	$7,950

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for each of the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (the “Project Agreement”), covering a 20-year cooperation period (the “Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 megawatt (“MW”) hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which affirms and guarantees the obligations of NIA under the contract.

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

The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In particular, the Company’s significant accounting policies are presented in Note 2 to the financial statements included therein.

The Company’s operations consist of one reportable segment, the water delivery and electricity generation industry.

2.	NIA Arbitration Settlement

On October 15, 2003, the Company closed a transaction settling an arbitral proceeding which the Company had initiated against NIA in August 2002. In connection with the settlement, CE Casecnan entered into an agreement with NIA (the “Supplemental Agreement”) which supplements and amends the Project Agreement in certain respects. As part of the settlement, NIA delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"). The Company had the option, between January 14, 2004 and February 14, 2004 to put the ROP Note to the ROP, for a price of par plus accrued interest.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

3.	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $35.1 million at March 31, 2005 and December 31, 2004, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.3 million for the three-month periods ended March 31, 2005 and 2004.

As of March 31, 2005 and December 31, 2004, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 15, 2005. The unsecured notes bear interest at LIBOR plus two percent which is payable every May 15 and November 15. Interest expense on the unsecured notes was $0.6 million and $0.4 million during the three-month periods ended March 31, 2005 and 2004, respectively. Any overdue payment of principal and interest payable on the notes shall increase the annual interest by two percent. At March 31, 2005, the effective interest rate on the notes was 4.49%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise, are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the trustee, the collateral agent, the co-collateral agent, the depository, any party that becomes a permitted counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other person that becomes a secured party under the Intercreditor Agreement. The Company intends to extend the term of the notes or to convert them into some form of capital such that no current assets will be used or current liabilities created to retire the notes.

4.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, totaling $15.9 million ($8.0 million in the first quarter of 2004), was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets at March 31, 2005 and December 31, 2004, respectively. The court is currently expected to rule on the first phase of the litigation before the end of the second quarter of 2005.

Real Property Tax

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. On January 17, 2005, the Office of the Treasurer of the Municipality provided CE Casecnan a copy of such ordinance and threatened to close the Casecnan Project pending submittal by CE Casecnan of the tax clearance certificate. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance or be subject to risk of imminent assessment of penalties for non payment. These taxes have been fully accrued as of March 31, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan continues to seek such direction but as of April 29, 2005, it has not been received. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. CE Casecnan also has filed an appeal with the Philippine Department of Justice challenging the validity of the municipal ordinance. As of April 29, 2005, the order of the court affirming the agreement of the parties to maintain in status quo remains in force.

CE Casecnan intends to continue discussing this matter with appropriate Philippine government officials in an effort to resolve the situation. CE Casecnan believes the risk of the Casecnan Project being closed is remote.

Value-added Tax Legislation

The Philippine House and Senate each has passed a bill which reimposes value-added tax on electricity but prohibits certain electricity generators from passing on the value-added tax to their customers. The House and Senate bills are being reconciled in a Philippine congressional bicameral conference committee.  If signed into law, a final bill prohibiting CE Casecnan from invoicing NIA for, and getting paid, value-added tax may trigger the change in law provision of the Project Agreement, which obligates NIA to negotiate amendments to the Project Agreement which would keep CE Casecnan whole for the adverse impact of such a change in law.   CE Casecnan believes that a failure by NIA to agree to such amendments would entitle CE Casecnan to demand that the Philippine government purchase CE Casecnan's interest in the project at a price equal to the net present value of the energy and water delivery fee payments over the remaining term of the Project Agreement. NIA and the Philippine government may challenge any efforts by CE Casecnan to demand that its interest be so purchased.   CE Casecnan is closely monitoring developments in this regard in the Philippines, and intends to vigorously defend its rights should a final bill containing a no pass through provision be signed into law.

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

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract.

In connection with the settlement of an arbitral proceeding on October 15, 2003, CE Casecnan entered into an agreement with NIA (the “Supplemental Agreement”) which supplements and amends the Project Agreement in certain respects.

Seasonality

The Casecnan Project is dependant upon sufficient rainfall to generate electricity and deliver water. The seasonality of rainfall patterns and the variability of rainfall from year to year, all of which are outside the control of the Company, have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project. Rainfall has historically been highest from June through December and lowest from January through May. Therefore, portions of the water delivery fees and variable energy fees (described below) can produce significant variability in revenue between reporting periods.

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery credit is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery credit at the end of the contract year is available to be earned in the succeeding contract years ending December 25, 2008. The cumulative water delivery credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the contract year are based on actual water delivered.

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 gigawatt-hours ("GWh"), payable at a rate of $0.1509 per kilowatt-hour ("kWh"). Starting in 2009, the per kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh and deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

The following table provides certain operating data of the Casecnan Project for the three-month periods ended March 31, 2005 and 2004:

	2005	2004
Electricity produced (GWh)	42.4	41.0
Water delivered (million cubic meters)	73.0	72.0

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2005	2004
Water delivery fees	$12.9	$12.0
Guaranteed energy fees	9.1	9.1
Variable energy fees	0.7	0.3
Deferred water delivery fees	(1.6)	(1.5)
Total lease rentals and service contracts revenue	$21.1	$19.9

Revenue increased by $1.2 million to $21.1 million for the three-month period ended March 31, 2005 from $19.9 million for the three-month period ended March 31, 2004. The increase in water delivery fees was mainly due to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The increase in the variable energy fees was due primarily to the wetter conditions in the first quarter of 2005 than in 2004. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

In the first quarter of 2005, depreciation expense decreased by $0.3 million due to a lower depreciable base. In April 2004, property, plant and equipment was reduced by the $18.9 million collected under the contractor arbitration settlement.

Interest expense decreased to $6.6 million for the three-month period ended March 31, 2005 from $7.6 million for the three-month period ended March 31, 2005, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Liquidity and Capital Resources

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

The Company's cash and cash equivalents were $44.2 million and $16.7 million at March 31, 2005 and December 31, 2004, respectively.

The Company generated cash flows from operations of $27.9 million and $22.1 million for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in cash from operations in 2005 was primarily due the collection of billed revenues.

The Company used $0.1 million for and generated $96.6 million from investing activities for the three-month periods ended March 31, 2005 and 2004, respectively. On January 21, 2004, the Company collected $97.0 million from the put of the ROP $97.0 million 8.375% Note due 2013 received in connection with the NIA Arbitration Settlement.

The Company used $0.4 million and $120.8 million for financing activities for the three-month periods ended March 31, 2005 and 2004, respectively. During the three-month period ended March 31, 2004, the Company increased its restricted cash related to obligations for debt service and unpaid dividends by $75.7 million and distributed dividends out of its cash funds amounting to $45.1 million, of which $8.0 million was set aside in a separate bank account in the name of the Company and shown as restricted cash and investments and dividends payable in the balance sheet.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, totaling $15.9 million ($8.0 million in the first quarter of 2004), was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets at March 31, 2005 and December 31, 2004, respectively. The court is currently expected to rule on the first phase of the litigation before the end of the second quarter of 2005.

Real Property Tax

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. On January 17, 2005, the Office of the Treasurer of the Municipality provided CE Casecnan a copy of such ordinance and threatened to close the Casecnan Project pending submittal by CE Casecnan of the tax clearance certificate. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance or be subject to risk of imminent assessment of penalties for non payment. These taxes have been fully accrued as of March 31, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan continues to seek such direction but as of April 29, 2005, it has not been received. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. CE Casecnan also has filed an appeal with the Philippine Department of Justice challenging the validity of the municipal ordinance. As of April 29, 2005, the order of the court affirming the agreement of the parties to maintain in status quo remains in force.

CE Casecnan intends to continue discussing this matter with appropriate Philippine government officials in an effort to resolve the situation. CE Casecnan believes the risk of the Casecnan Project being closed is remote.

Value-added Tax Legislation

The Philippine House and Senate each has passed a bill which reimposes value-added tax on electricity but prohibits certain electricity generators from passing on the value-added tax to their customers. The House and Senate bills are being reconciled in a Philippine congressional bicameral conference committee.  If signed into law, a final bill prohibiting CE Casecnan from invoicing NIA for, and getting paid, value-added tax may trigger the change in law provision of the Project Agreement, which obligates NIA to negotiate amendments to the Project Agreement which would keep CE Casecnan whole for the adverse impact of such a change in law.   CE Casecnan believes that a failure by NIA to agree to such amendments would entitle CE Casecnan to demand that the Philippine government purchase CE Casecnan's interest in the project at a price equal to the net present value of the energy and water delivery fee payments over the remaining term of the Project Agreement. NIA and the Philippine government may challenge any efforts by CE Casecnan to demand that its interest be so purchased.   CE Casecnan is closely monitoring developments in this regard in the Philippines, and intends to vigorously defend its rights should a final bill containing a no pass through provision be signed into law.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2005, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the Company’s financial statements included in its Annual Report on form 10-K for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the impairment of long-lived assets and accounting for the allowance for doubtful accounts. Actual results could differ from estimates.

For additional discussion of the Company’s critical accounting policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Casecnan’s Annual Report on Form 10-K for the year ended December 31, 2004. CE Casecnan’s exposure to market risk has not changed materially since December 31, 2004.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 4 to the Interim Financial Statements, "Commitments and Contingencies".

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: May 6, 2005	/s/ Patrick J. Goodman
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