Form 10-Q
period 2005-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2005-08-10
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of August 5, 2005, the number of outstanding common stock was 767,162 shares, $0.038 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the "Company") as of June 30, 2005, and the related statements of operations for each of the three-month and six-month periods ended June 30, 2005 and 2004 and of cash flows for each of the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
August 10, 2005

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18,144	$16,732
Restricted cash and investments	55,624	55,507
Trade receivable, net	19,549	25,242
Prepaid insurance and other current assets	4,113	7,334
Total current assets	97,430	104,815
Bond issue costs, net	2,211	2,678
Property, plant and equipment, net	354,300	365,132
Deferred income tax	5,371	5,371
Total assets	$459,312	$477,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,736	$12,997
Dividends payable	17,550	15,900
Accrued interest	9,294	8,482
Payable to affiliates	35,302	35,148
Current portion of long-term debt	45,384	54,753
Total current liabilities	119,266	127,280

Notes payable	51,263	51,263
Deferred revenue	9,444	6,120
Long-term debt, net of current portion	124,338	142,345
Total liabilities	304,311	327,008

Commitments and contingencies (Note 4)

Stockholders’ equity:
Capital stock - authorized 2,148,000 shares, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	31,165	27,152
Total stockholders’ equity	155,001	150,988
Total liabilities and stockholders’ equity	$459,312	$477,996

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue:
Lease rentals and service contracts	$20,633	$19,512	$41,782	$39,427

Operating expenses:
Depreciation	5,447	5,560	10,881	11,273
Plant operations and other operating expenses	2,119	2,392	4,137	4,373
Total operating expenses	7,566	7,952	15,018	15,646

Operating income	13,067	11,560	26,764	23,781

Other income (expense):
Interest expense	(6,306)	(7,624)	(12,934)	(15,184)
Interest income	563	191	1,133	841
Other, net	(100)	42	50	(78)
Total other expense, net	(5,843)	(7,391)	(11,751)	(14,421)

Net income	$7,224	$4,169	$15,013	$9,360

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Six Months
	Ended June 30,
	2005	2004
	(Unaudited)

Cash flows from operating activities:
Net income	$15,013	$9,360
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	10,881	11,273
Amortization of bond issue costs	467	591
Changes in other items:
Trade receivable, net	5,693	(911)
Prepaid expenses and other current assets	3,221	4,475
Accounts payable and accrued interest	(449)	935
Deferred revenue	3,324	3,091
Net cash flows from operating activities	38,150	28,814

Cash flows from investing activities:
Additions to property, plant and equipment	(49)	(1,367)
Liquidated damages received, net of amounts accrued	-	18,900
Collection of ROP Note (Note 2)	-	97,000
Net cash flows (used in) from investing activities	(49)	114,533

Cash flows from financing activities:
Increase in restricted cash and investments for debt service
obligations and dividends payable	(117)	(34,268)
Increase (decrease) in payable to affiliates	154	(21)
Repayment of project financing debt	(27,376)	(24,681)
Cash dividends paid	(9,350)	(72,250)
Net cash flows used in financing activities	(36,689)	(131,220)

Net change in cash and cash equivalents	1,412	12,127
Cash and cash equivalents at beginning of period	16,732	4,513
Cash and cash equivalents at end of period	$18,144	$16,640

Supplemental disclosure:
Interest paid	$12,950	$16,109
Dividends declared but not paid	$1,650	$12,750

For the period ended June 30, 2004, investment in property, plant and equipment was reduced by $23.9 million upon settlement of litigation and the accompanying receipt of cash of $18.9 million and reversal of liabilities of $5.0 million.

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations for each of the three-month and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (the “Project Agreement”), covering a 20-year cooperation period that commenced on December 11, 2001 and will end on December 11, 2021 (the “Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 megawatt (“MW”) hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which affirms and guarantees the obligations of NIA under the contract.

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

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $35.3 million and $35.1 million at June 30, 2005 and December 31, 2004, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.3 million for each of the three-month periods ended June 30, 2005 and 2004, respectively, and $0.6 million for each of the six-month periods ended June 30, 2005 and 2004, respectively.

As of June 30, 2005 and December 31, 2004, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 15, 2005. The notes bear interest at LIBOR plus two percent which is payable every May 15 and November 15. Interest expense on the notes was $0.6 million and $0.5 million during the three-month periods ended June 30, 2005 and 2004, respectively, and $1.2 million and $0.9 million during the six-month periods ended June 30, 2005 and 2004, respectively. Any overdue payment of principal and interest payable on the notes bears interest at LIBOR plus four percent. At June 30, 2005, the effective interest rate on the notes was 5.49%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise, are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the trustee, the collateral agent, the co-collateral agent, the depository, any party that becomes a permitted counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other person that becomes a secured party under the Intercreditor Agreement. The Company intends to extend the term of the notes or to convert them into some form of capital such that no current assets will be used or current liabilities created to retire the notes.

4.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. LPG's complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.'s and MidAmerican's alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration (see note 2). The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million ($1.7 million in the second quarter of 2005), was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets at June 30, 2005 and December 31, 2004. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. The decision results in LPG having a 15% ownership interest in the Casecnan project. MidAmerican intends to appeal this decision. On July 8, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican filed its opposition to the motion on July 20, 2005, and the matter is scheduled to be heard on October 4, 2005 at which time a schedule for subsequent phases of the lawsuit, addressing LPG's remaining claims arising out of the NIA arbitration settlement, also is expected to be established.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo’s answer to this action is expected to be filed in August 2005.

Real Property Tax

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. On January 17, 2005, the Office of the Treasurer of the Municipality provided CE Casecnan a copy of such ordinance and threatened to close the Casecnan Project pending submittal by CE Casecnan of the tax clearance certificate. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance or be subject to risk of imminent assessment of penalties for non payment. These taxes have been fully accrued as of June 30, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. On May 25, 2005, the Province served CE Casecnan a notice of delinquency stating that the assets of the Casecnan Project located in the Province will be included in the list of delinquent assets and will be sold in a public auction scheduled on July 26, 2005, if CE Casecnan fails to pay the real property tax on or before such date. CE Casecnan filed a complaint for injunction with an application for a temporary restraining order on July 11, 2005 against the Province, impleading the Department of Finance and the National Irrigation Administration as necessary parties, seeking an order enjoining the Province from proceeding with any public auction or sale of any Casecnan Project assets. On July 21, 2005, the Regional Trial Court denied CE Casecnan’s request for a temporary restraining order. On July 25, 2005, CE Casecnan paid the real property taxes, plus interest and penalties, due to the Province of approximately $4.7 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. On August 1, 2005, CE Casecnan received the business license and mayor’s permit from the Municipality.

On August 3, 2005, CE Casecnan received a tax assessment from the Province of Nueva Ecija for approximately $4.5 million in respect of Project property located in the Province of Nueva Ecija. These taxes have been fully accrued as of June 30, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan intends to seek authorization from NIA and the Department of Finance to pay such taxes, and to invoice NIA for such taxes, as contemplated by the Supplemental Agreement.

Tax Legislation

On May 24, 2005, President Arroyo signed an amended tax law, which was scheduled to come into effect on July 1, 2005. The law raises the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and imposes value-added tax of 10% on, among other goods and services, the generation of electricity and the provision of water delivery services. However, the law provides that electricity generated from hydro-electric power, such as the Casecnan Project, shall be subject to value-added tax at zero rate. The law (and the Project Agreement) also permits CE Casecnan to invoice NIA for value-added tax on water delivery fees (and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well). Certain parties in the Philippines have filed a lawsuit with the Philippine Supreme Court, challenging a provision of the law which grants to the president of the ROP the discretion to increase the value-added tax rate from 10% to 12% as being an unconstitutional delegation of authority. The Philippine Supreme Court has suspended the implementation of the law pending hearings on the matter. Neither the suspension of the law, nor the implementation of the law, is expected to have an adverse impact on the Casecnan Project.

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

5.	Reclassifications

Certain amounts of restricted cash and investments in the 2004 balance sheet have been reclassified to current assets to conform to the fiscal 2005 presentation. Such reclassification did not impact previously reported net income or retained earnings.

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

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), covering a 20-year cooperation period that commenced on December 11, 2001 and will end on December 11, 2021 (“Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract.

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

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery credit is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery credit at the end of the contract year is available to be earned in the succeeding contract years ending December 25, 2008. The cumulative water delivery credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the contract year are based on actual water delivered. The cumulative water delivery credit was $9.4 million and $6.1 million at June 30, 2005 and December 31, 2004, respectively.

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 gigawatt-hours ("GWh"), payable at a rate of $0.1509 per kilowatt-hour ("kWh"). Starting in 2009, the per kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh (reduced to 0.975 Philippine pesos in 2009 and escalated at 1% per annum) thereafter and deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Three-Month Periods Ended June 30, 2005 and 2004

The following table provides certain operating data of the Casecnan Project for the three-month periods ended June 30, 2005 and 2004:

	2005	2004
Electricity produced (GWh)	33.4	57.1
Water delivered (million cubic meters)	55.7	100.2

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2005	2004
Water delivery fees	$13.2	$12.3
Guaranteed energy fees	9.1	9.1
Deferred water delivery fees	(1.7)	(1.9)
Total water and energy fees	$20.6	$19.5

Revenue increased by $1.1 million to $20.6 million for the three-month period ended June 30, 2005 from $19.5 million for the same period in 2004. The increase in water delivery fees was mainly due to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense decreased $1.3 million to $6.3 million for the three-month period ended June 30, 2005 from $7.6 million for the same period in 2004, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Results of Operations for the Six-Month Periods Ended June 30, 2005 and 2004

The following table provides certain operating data of the Casecnan Project for the six-month periods ended June 30, 2005 and 2004:

	2005	2004
Electricity produced (GWh)	75.8	98.1
Water delivered (million cubic meters)	128.7	172.2

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2005	2004
Water delivery fees	$26.2	$24.4
Guaranteed energy fees	18.2	18.1
Variable energy fees	0.7	-
Deferred water delivery fees	(3.3)	(3.1)
Total water and energy fees	$41.8	$39.4

Revenue increased by $2.4 million to $41.8 million for the six-month period ended June 30, 2005 from $39.4 million for the same period in 2004. The $1.8 million increase in water delivery fees was mainly due to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The $0.7 million increase in the variable energy fees was due primarily to the wetter conditions in the first quarter of 2005 than in 2004. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Depreciation expense decreased by $0.4 million to $10.9 million for the six-month period ended June 30, 2005 from $11.3 million for the same period in 2004. In April 2004, property, plant and equipment was reduced by the $18.9 million collected under the contractor arbitration settlement.

Interest expense decreased by $2.3 million to $12.9 million for the six-month period ended June 30, 2005 from $15.2 million for the same period in 2004 due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Liquidity and Capital Resources

NIA’s payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No stockholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company (“MidAmerican”), and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenues from the Company’s business after the payment of operating expenses.

The Company's cash and cash equivalents were $18.1 million and $16.7 million at June 30, 2005 and December 31, 2004, respectively.

The Company generated cash flows from operations of $38.2 million and $28.8 million for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in cash from operations in 2005 was primarily due to the collection of billed revenues and lower interest payments.

The Company used $0.1 million for and generated $114.5 million from investing activities for the six-month periods ended June 30, 2005 and 2004, respectively. On January 21, 2004, the Company collected $97.0 million from the put of the ROP $97.0 million 8.375% Note due 2013 (the “ROP Note”) received in connection with the NIA Arbitration Settlement. On April 7, 2004, the Company received $18.9 million ($19.1 million in proceeds less $0.2 million placed in escrow) from the settlement of the International Chamber of Commerce arbitration case involving the construction of the project.

The Company used $36.7 million and $131.2 million for financing activities for the six-month periods ended June 30, 2005 and 2004, respectively. During the six-month period ended June 30, 2005, the Company declared dividends out of its cash funds amounting to $11.0 million, of which $9.3 million was paid and $1.7 million was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the balance sheet. During the six month period ended June 30, 2004, the Company increased its restricted cash related to obligations for debt service and unpaid dividends by $34.3 million and distributed dividends out of its cash funds amounting to $72.2 million, of which $12.8 million was set aside in a separate bank account in the name of the Company. The increase in restricted cash and payment of dividends was largely funded by the collection of the ROP Note and the receipt of $18.9 million of cash in connection with the contractor arbitration settlement. The Company also made principal payments amounting to $27.4 million and $24.7 million on the outstanding balance of the Series A and B bonds during the six-month periods ended June 30, 2005 and 2004, respectively.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. LPG's complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.'s and MidAmerican's alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration (see note 2). The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million ($1.7 million in the second quarter of 2005), was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets at June 30, 2005 and December 31, 2004. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. The decision results in LPG having a 15% ownership interest in the Casecnan project. MidAmerican intends to appeal this decision. On July 8, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican filed its opposition to the motion on July 20, 2005, and the matter is scheduled to be heard on October 4, 2005 at which time a schedule for subsequent phases of the lawsuit, addressing LPG's remaining claims arising out of the NIA arbitration settlement, also is expected to be established.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo’s answer to this action is expected to be filed in August 2005.

Real Property Tax

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. On January 17, 2005, the Office of the Treasurer of the Municipality provided CE Casecnan a copy of such ordinance and threatened to close the Casecnan Project pending submittal by CE Casecnan of the tax clearance certificate. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance or be subject to risk of imminent assessment of penalties for non payment. These taxes have been fully accrued as of June 30, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. On May 25, 2005, the Province served CE Casecnan a notice of delinquency stating that the assets of the Casecnan Project located in the Province will be included in the list of delinquent assets and will be sold in a public auction scheduled on July 26, 2005, if CE Casecnan fails to pay the real property tax on or before such date. CE Casecnan filed a complaint for injunction with an application for a temporary restraining order on July 11, 2005 against the Province, impleading the Department of Finance and NIA as necessary parties, seeking an order enjoining the Province from proceeding with any public auction or sale of any Casecnan Project assets. On July 21, 2005, the Regional Trial Court denied CE Casecnan’s request for a temporary restraining order. On July 25, 2005, CE Casecnan paid the real property taxes, plus interest and penalties, due to the Province of approximately $4.7 million, and submitted an invoice for reimbursement of such amount to NIA, in accordance with the Supplemental Agreement. On August 1, 2005, CE Casecnan received the business license and mayor’s permit from the Municipality.

On August 3, 2005, CE Casecnan received a tax assessment from the Province of Nueva Ecija for approximately $4.5 million in respect of Project property located in the Province of Nueva Ecija. These taxes have been fully accrued as of June 30, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan intends to seek authorization from NIA and the Department of Finance to pay such taxes, and to invoice NIA for such taxes, as contemplated by the Supplemental Agreement.

Tax Legislation

On May 24, 2005, President Arroyo signed an amended tax law, which was scheduled to come into effect on July 1, 2005. The law raises the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and imposes value-added tax of 10% on, among other goods and services, the generation of electricity and the provision of water delivery services. However, the law provides that electricity generated from hydro-electric power, such as the Casecnan Project, shall be subject to value-added tax at zero rate. The law (and the Project Agreement) also permits CE Casecnan to invoice NIA for value-added tax on water delivery fees (and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well). Certain parties in the Philippines have filed a lawsuit with the Philippine Supreme Court, challenging a provision of the law which grants to the president of the ROP the discretion to increase the value-added tax rate from 10% to 12% as being an unconstitutional delegation of authority. The Philippine Supreme Court has suspended the implementation of the law pending hearings on the matter. Neither the suspension of the law, nor the implementation of the law, is expected to have an adverse impact on the Casecnan Project.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2005, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: August 10, 2005	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.