Form 10-Q
period 2005-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2005-11-03
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ྑ

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes མ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes མ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of November 3, 2005, the number of outstanding common stock was 767,162 shares, $0.038 par value.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of September 30, 2005, and the related statements of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and of cash flows for each of the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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
November 3, 2005

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$35,249	$16,732
Restricted cash and investments	56,147	55,507
Trade receivable, net	28,136	25,242
Prepaid insurance and other current assets	3,633	7,334
Total current assets	123,165	104,815
Bond issue costs, net	1,978	2,678
Property, plant and equipment, net	349,026	365,132
Deferred income tax	5,371	5,371
Total assets	$479,540	$477,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,374	$12,997
Dividends payable	17,550	15,900
Accrued interest	15,044	8,482
Payable to affiliates	35,532	35,148
Current portion of long-term debt	45,384	54,753
Total current liabilities	123,884	127,280

Notes payable	51,263	51,263
Deferred revenue	11,151	6,120
Long-term debt, net of current portion	124,338	142,345
Total liabilities	310,636	327,008

Commitments and contingencies (Note 4)

Stockholders’ equity:
Capital stock - authorized 2,148,000 shares, one Philippine peso $0.038 par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	45,068	27,152
Total stockholders’ equity	168,904	150,988
Total liabilities and stockholders’ equity	$479,540	$477,996

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue:
Lease rentals and service contracts	$27,721	$38,016	$69,503	$77,443
Operating expenses:
Depreciation	5,317	5,306	16,198	16,579
Plant operations and other operating expenses	2,552	2,264	6,689	6,637
Total operating expenses	7,869	7,570	22,887	23,216

Operating income	19,852	30,446	46,616	54,227

Other income (expense):
Interest expense	(5,982)	(7,292)	(18,916)	(22,476)
Interest income	148	311	1,281	1,152
Other, net	(102)	(5)	(52)	(83)
Total other expense, net	(5,936)	(6,986)	(17,687)	(21,407)

Income before provision for income tax	13,916	23,460	28,929	32,820
Provision for income tax	13	-	13	-

Net income	$13,903	$23,460	$28,916	$32,820

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)

Cash flows from operating activities:
Net income	$28,916	$32,820
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	16,198	16,579
Amortization of bond issue costs	700	887
Changes in other items:
Trade receivable, net	(2,894)	(7,478)
Prepaid insurance and other current assets	3,701	5,612
Accounts payable and accrued interest	3,939	8,546
Deferred revenue	5,031	3,778
Net cash flows from operating activities	55,591	60,744

Cash flows from investing activities:
Additions to property, plant and equipment	(92)	(1,723)
Liquidated damages received, net of amounts accrued	-	18,900
Collection of ROP Note (Note 2)	-	97,000
Increase in restricted cash and investments for debt service obligations and dividends payable	(640)	(34,393)
Net cash flows (used in) from investing activities	(732)	79,784

Cash flows from financing activities:
Increase in payable to affiliates	384	42
Repayment of project financing debt	(27,376)	(24,681)
Cash dividends paid	(9,350)	(72,250)
Net cash flows used in financing activities	(36,342)	(96,889)

Net change in cash and cash equivalents	18,517	43,639
Cash and cash equivalents at beginning of period	16,732	4,513
Cash and cash equivalents at end of period	$35,249	$48,152

Supplemental disclosure:
Interest paid	$13,230	$16,472
Dividends declared but not paid	$1,650	$12,750

For the period ended September 30, 2004, investment in property, plant and equipment was reduced by $23.9 million upon settlement of litigation and the accompanying receipt of cash of $18.9 million and reversal of liabilities of $5.0 million.

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

On October 15, 2003, the Company closed a transaction settling an arbitral proceeding which the Company had initiated against NIA in August 2002. In connection with the settlement, CE Casecnan entered into an agreement with NIA (the “Supplemental Agreement”) which supplements and amends the Project Agreement in certain respects. As part of the settlement, NIA delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the “ROP Note”). The Company had the option, between January 14, 2004 and February 14, 2004 to put the ROP Note to the ROP, for a price of par plus accrued interest.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

3.	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $35.5 million and $35.1 million at September 30, 2005 and December 31, 2004, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.5 million and $0.2 million for each of the three-month periods ended September 30, 2005 and 2004, respectively, and $1.1 million and $0.8 million, for each of the nine-month periods ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 and December 31, 2004, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 15, 2005. The notes bear interest at LIBOR plus two percent which is payable every May 15 and November 15. Interest expense on the notes was $0.7 million and $0.5 million during the three-month periods ended September 30, 2005 and 2004, respectively, and $1.9 million and $1.3 million during the nine-month periods ended September 30, 2005 and 2004, respectively. Any overdue payment of principal and interest payable on the notes bears interest at LIBOR plus four percent. At September 30, 2005, the effective interest rate on the notes was 5.49%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise, are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the trustee, the collateral agent, the co-collateral agent, the depository, any party that becomes a permitted counterparty under an Interest Rate/Currency Protection Agreement, any party that becomes a working capital facility agent and any other person that becomes a secured party under the Intercreditor Agreement. On November 1, 2005, the Company extended the due date of the notes to November 1, 2006 and amended the interest rate to 10% per annum, effective November 1, 2005.

4.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration (see note 2). The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005 totaling $17.6 million was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. MidAmerican intends to appeal this decision. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican filed its opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. At the hearing, LPG noted its intent to withdraw all claims arising out of the NIA arbitration settlement and the remaining phase of the case is expected to address fiduciary duty claims against MidAmerican only.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. The motion was heard on October 21, 2005, and the court took the matter under advisement.

Real Property Tax

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance (“DOF”) or be subject to risk of imminent assessment of penalties for non payment. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. On May 25, 2005, the Province served CE Casecnan a notice of delinquency stating that the assets of the Casecnan Project located in the Province were scheduled to be sold in a public auction on July 26, 2005. CE Casecnan filed a complaint for injunction with an application for a temporary restraining order on July 11, 2005 against the Province, impleading the DOF and NIA as necessary parties, seeking an order enjoining the Province from proceeding with any public auction or sale of any Casecnan Project assets. On July 21, 2005, the Regional Trial Court denied CE Casecnan’s request for a temporary restraining order. On July 25, 2005, CE Casecnan paid the real property taxes, plus interest and penalties, due to the Province of approximately $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. On August 1, 2005, CE Casecnan received the business license and mayor’s permit from the Municipality. On August 2, 2005, NIA rejected the reimbursement of CE Casecnan’s real property tax payment to Nueva Vizcaya on the grounds that CE Casecnan failed to obtain a written authorization from NIA and the DOF to pay the tax, that the payment was improper because of the protest filed by NIA which is pending in the Central Board of Assessment Appeals, and that CE Casecnan’s payment was premature as the Court of Appeals issued a temporary restraining order on July 28, 2005, or two days after the scheduled auction date. On August 12, 2005, CE Casecnan disputed NIA’s rejection of the reimbursement as without basis and constituting anticipatory breach under the Supplemental Agreement. CE Casecnan invoked Section 20.1 on dispute resolution of the Agreement and requested a meeting to resolve the dispute. On September 1, 2005, CE Casecnan met with NIA and the DOF to discuss the tax reimbursement issue. CE Casecnan received confirmation that NIA would meet with the DOF and the Office of the Government Corporate Counsel (“OGCC”) to resolve the issue. CE Casecnan believes that taxes paid pursuant to the Supplemental Agreement will be reimbursed by NIA.

On August 3, 2005, CE Casecnan received a tax assessment from the Province of Nueva Ecija for approximately $4.5 million in respect of Project property located in the Province of Nueva Ecija. These taxes have been fully accrued as of September 30, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan forwarded the tax assessment to NIA and the DOF and sought authorization to pay such taxes. On August 8, 2005, NIA instructed CE Casecnan in writing to file an appeal before the Local Board of Assessment Appeals to dispute the assessment within 60 days from receipt of the Notice Assessment. CE Casecnan filed the appeal on September 30, 2005.

Tax Legislation

On May 24, 2005, President Arroyo signed an amended tax law, which was scheduled to come into effect on July 1, 2005. The law raises the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and imposes value-added tax of 10% on, among other goods and services, the generation of electricity and the provision of water delivery services. However, the law provides that electricity generated from hydro-electric power, such as the Casecnan Project, shall be subject to value-added tax at zero rate. The law (and the Project Agreement) also permits CE Casecnan to invoice NIA for value-added tax on water delivery fees (and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well). Implementation was deferred until legal challenges to the tax law were resolved. On October 18, 2005, the Philippine Supreme Court issued a final ruling upholding the constitutionality of the tax law and implementation is expected on November 1, 2005. The implementation of the tax law is not expected to have an adverse impact on the Casecnan Project.

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

Certain amounts in the 2004 financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of restricted cash and investments to current assets and the reclassification of changes in restricted cash from financing activities to investing activities. Such reclassifications did not impact previously reported net income or retained earnings.

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

Forward-Looking Statements

From time to time, CE Casecnan may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, collections, pricing strategies, changes in the utility industry, financing needs and availability, statements of the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

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

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery credit is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery credit at the end of the contract year is available to be earned in the succeeding contract years ending December 25, 2008. The cumulative water delivery credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the contract year are based on actual water delivered. The cumulative water delivery credit was $11.2 million and $6.1 million at September 30, 2005 and December 31, 2004, respectively.

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 gigawatt-hours (“GWh”), payable at a rate of $0.1509 per kilowatt-hour (“kWh”). Starting in 2009, the per kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132 (escalating at 1% per annum thereafter), provided that any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh (reduced to 0.975 Philippine pesos in 2009 and escalated at 1% per annum) thereafter and deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Three-Month Periods Ended September 30, 2005 and 2004

The following table provides certain operating data of the Casecnan Project for the three-month periods ended September 30, 2005 and 2004:

	2005	2004
Electricity produced (GWh)	148.2	187.8
Water delivered (million cubic meters)	258.9	328.0

Delivered water and associated electricity production was lower in 2005 due to drier conditions within the Casecnan watershed.

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2005	2004
Water delivery fees	$13.4	$12.5
Guaranteed energy fees	9.1	9.1
Variable energy fees	6.9	18.0
Deferred water delivery fees	(1.7)	(1.6)
Total water and energy fees	$27.7	$38.0

Revenue decreased by $10.3 million to $27.7 million for the three-month period ended September 30, 2005 from $38.0 million for the same period in 2004. The $0.9 million increase in water delivery fees was mainly due to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The $11.1 million decrease in variable energy fees, which is based upon actual energy delivered in each month in excess of 19.0 GWh, was due primarily to the drier conditions in 2005 than in 2004. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Plant operations and other operating expenses increased $0.3 million to $2.6 million for the three-month period ended September 30, 2005 from $2.3 million for the same period in 2004, due primarily to maintenance expenditures for roads and diversion structures.

Interest expense decreased $1.3 million to $6.0 million for the three-month period ended September 30, 2005 from $7.3 million for the same period in 2004, due primarily to lower outstanding debt balances resulting from the scheduled repayment of debt.

Results of Operations for the Nine-Month Periods Ended September 30, 2005 and 2004

The following table provides certain operating data of the Casecnan Project for the nine-month periods ended September 30, 2005 and 2004:

	2005	2004
Electricity produced (GWh)	224.0	285.9
Water delivered (million cubic meters)	387.6	500.2

Delivered water and associated electricity production was lower in 2005 due to drier conditions within the Casecnan watershed.

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2005	2004
Water delivery fees	$39.6	$36.8
Guaranteed energy fees	27.3	27.3
Variable energy fees	7.6	18.0
Deferred water delivery fees	(5.0)	(4.7)
Total water and energy fees	$69.5	$77.4

Revenue decreased by $7.9 million to $69.5 million for the nine-month period ended September 30, 2005 from $77.4 million for the same period in 2004. The $2.8 million increase in water delivery fees was mainly due to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The $10.4 million decrease in the variable energy fees was due primarily to the drier conditions in 2005 than in 2004. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Depreciation decreased by $0.4 million to $16.2 million for the nine-month period ended September 30, 2005 from $16.6 million for the same period in 2004. In April 2004, property, plant and equipment was reduced by the $18.9 million collected pursuant to the contractor arbitration settlement.

Interest expense decreased by $3.6 million to $18.9 million for the nine-month period ended September 30, 2005 from $22.5 million for the same period in 2004, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

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

The Company's cash and cash equivalents were $35.2 million and $16.7 million at September 30, 2005 and December 31, 2004, respectively.

The Company generated cash flows from operations of $55.6 million and $60.7 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease in cash from operations in 2005 was primarily due to lower variable energy fee billings and associated collections and payment of real property taxes.

The Company used $0.7 million for and generated $79.8 million from investing activities for the nine-month periods ended September 30, 2005 and 2004, respectively. On January 21, 2004, the Company collected $97.0 million from the put of the ROP $97.0 million 8.375% Note due 2013 (the “ROP Note”) received in connection with the NIA Arbitration Settlement. On April 7, 2004, the Company received $18.9 million ($19.1 million in proceeds less $0.2 million placed in escrow) from the settlement of the International Chamber of Commerce arbitration case involving the construction of the project. During the nine month period ended September 30, 2004, the Company increased its restricted cash related to obligations for debt service and unpaid dividends by $34.4 million.

The Company used $36.3 million and $96.9 million for financing activities for the nine-month periods ended September 30, 2005 and 2004, respectively. During the nine-month period ended September 30, 2005, the Company declared dividends out of its cash funds amounting to $11.0 million, of which $9.3 million was paid and $1.7 million was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the balance sheet. During the nine month period ended September 30, 2004, the Company distributed dividends out of its cash funds amounting to $85.0 million, of which $12.8 million was set aside in a separate bank account in the name of the Company. The increase in restricted cash and payment of dividends was largely funded by the collection of the ROP Note and the receipt of $18.9 million of cash in connection with the contractor arbitration settlement. The Company also made principal payments amounting to $27.4 million and $24.7 million on the outstanding balance of the Series A and B bonds during the nine-month periods ended September 30, 2005 and 2004, respectively.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration (see note 2). The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. MidAmerican intends to appeal this decision. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican filed its opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. At the hearing, LPG noted its intent to withdraw all claims arising out of the NIA arbitration settlement and the remaining phase of the case is expected to address fiduciary duty claims against MidAmerican only.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. The motion was heard on October 21, 2005, and the court took the matter under advisement.

Real Property Tax

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance (“DOF”) or be subject to risk of imminent assessment of penalties for non payment. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. On May 25, 2005, the Province served CE Casecnan a notice of delinquency stating that the assets of the Casecnan Project located in the Province were scheduled to be sold in a public auction on July 26, 2005. CE Casecnan filed a complaint for injunction with an application for a temporary restraining order on July 11, 2005 against the Province, impleading the DOF and NIA as necessary parties, seeking an order enjoining the Province from proceeding with any public auction or sale of any Casecnan Project assets. On July 21, 2005, the Regional Trial Court denied CE Casecnan’s request for a temporary restraining order. On July 25, 2005, CE Casecnan paid the real property taxes, plus interest and penalties, due to the Province of approximately $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. On August 1, 2005, CE Casecnan received the business license and mayor’s permit from the Municipality. On August 2, 2005, NIA rejected the reimbursement of CE Casecnan’s real property tax payment to Nueva Vizcaya on the grounds that CE Casecnan failed to obtain a written authorization from NIA and the DOF to pay the tax, that the payment was improper because of the protest filed by NIA which is pending in the Central Board of Assessment Appeals, and that CE Casecnan’s payment was premature as the Court of Appeals issued a temporary restraining order on July 28, 2005, or two days after the scheduled auction date. On August 12, 2005, CE Casecnan disputed NIA’s rejection of the reimbursement as without basis and constituting anticipatory breach under the Supplemental Agreement. CE Casecnan invoked Section 20.1 on dispute resolution of the Agreement and requested a meeting to resolve the dispute. On September 1, 2005, CE Casecnan met with NIA and the DOF to discuss the tax reimbursement issue. CE Casecnan received confirmation that NIA would meet with the DOF and the Office of the Government Corporate Counsel (“OGCC”) to resolve the issue. CE Casecnan believes that taxes paid pursuant to the Supplemental Agreement will be reimbursed by NIA.

On August 3, 2005, CE Casecnan received a tax assessment from the Province of Nueva Ecija for approximately $4.5 million in respect of Project property located in the Province of Nueva Ecija. These taxes have been fully accrued as of September 30, 2005 and December 31, 2004 as part of accounts payable and trade receivable. CE Casecnan forwarded the tax assessment to NIA and the DOF and sought authorization to pay such taxes. On August 8, 2005, NIA instructed CE Casecnan in writing to file an appeal before the Local Board of Assessment Appeals to dispute the assessment within 60 days from receipt of the Notice Assessment. CE Casecnan filed the appeal on September 30, 2005.

Tax Legislation

On May 24, 2005, President Arroyo signed an amended tax law, which was scheduled to come into effect on July 1, 2005. The law raises the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and imposes value-added tax of 10% on, among other goods and services, the generation of electricity and the provision of water delivery services. However, the law provides that electricity generated from hydro-electric power, such as the Casecnan Project, shall be subject to value-added tax at zero rate. The law (and the Project Agreement) also permits CE Casecnan to invoice NIA for value-added tax on water delivery fees (and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well). Implementation was deferred until legal challenges to the tax law were resolved. On October 18, 2005, the Philippine Supreme Court issued a final ruling upholding the constitutionality of the tax law and implementation is expected on November 1, 2005. The implementation of the tax law is not expected to have an adverse impact on the Casecnan Project.

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2005, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: November 3, 2005	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.