Form 10-K
period 2005-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2006-02-08
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of January 31, 2006, the number of outstanding shares of $0.038 par value common stock was 767,162.

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

PART I

Item 1.    Business.

General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MidAmerican”) in September of 1994 solely to develop, construct, own and operate a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 megawatts located on the island of Luzon in the Republic of the Philippines (the “ROP”) (the “Casecnan Project”).
The Securities (described herein) are recourse only to the Company. MidAmerican has not guaranteed directly or indirectly the payment or performance of any Company obligations.

The Company’s principal executive office is located at 24th Floor, 6750 Building, Ayala Avenue, Makati City, Metro Manila, Philippines, and its telephone number is 63 2 892-0276. The Company’s principal operations office is located at Pantabangan in the Province of Nueva Ecija, Philippines.

In this Annual Report, references to "U.S. dollars," "dollars," or "$" are to the currency of the United States and references to "pesos" are to the currency of the Philippines. References to kW means kilowatts, MW means megawatts, GW means gigawatts, kWh means kilowatt hours, MWh means megawatt hours, and GWh means gigawatt hours.

The Casecnan Project

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs, and transfer that water through a transbasin tunnel of approximately 23 kilometers. During the water transfer, the elevation differences between the two watersheds allows electrical energy to be generated by an approximately 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel then delivers water to the existing water storage reservoir at Pantabangan, providing additional water for irrigation and increasing the potential electrical generation at two downstream hydroelectric facilities of the Philippine National Power Corporation (“NPC”), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Once in the reservoir at Pantabangan, the water is under the control of the Philippine National Irrigation Administration (“NIA”).

The Company has a contract with the ROP, through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”) with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001.

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

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125.0 million of its 11.45% Senior Secured Series A Notes due 2005 (the “Series A Notes”), $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 (the “Series B Bonds”) and $75.0 million of its Senior Secured Floating Rate Notes due 2002 (“FRNs”), pursuant to an indenture dated November 27, 1995 (as amended to date, the “Trust Indenture”). During 2002 and 2005, the Company repaid all amounts due under the FRNs and Series A Notes, respectively.

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

Terms of the Securities

General

In November 1995, the Company issued and sold (i) the Series A Notes, (ii) the Series B Bonds, and (iii) the FRNs (collectively, the “Securities”). In 2002, the Company repaid all amounts due under the FRNs. In 2005, the Company repaid all amounts due under the Series A Notes.

Interest on the Series B Bonds is payable semiannually every May 15 and November 15 (the “Securities Interest Payment Date”), which commenced on May 15, 1996, to the registered Holders thereof at the close of business on May 1 and November 1, as the case may be, preceding each Securities Interest Payment Date.

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

Debt Service Reserve Fund

The Company established a Debt Service Reserve Fund for the benefit of the Holders of the Securities, which is funded by cash from operating revenues, subject to cash being available, as described under “Priority of Payments” above. Such amounts are deposited to the Debt Service Reserve Fund from time to time to the extent required to cause it to equal the Debt Service Reserve Fund Required Balance, which is intended to approximate the highest amount of the payments of principal and interest to be made on the Securities during any semiannual period over the next three years from the last debt service payment.

Optional Redemption

The Series B Bonds are subject to optional redemption by the Company, at any time, in whole or in part, pro rata, at par plus accrued interest to the redemption date plus a premium, calculated to “make whole” to comparable United States treasury securities plus 150 basis points.

The Company also has the option to redeem the Securities, in whole or in part, at par plus accrued interest at any time if, as a result of any change in Philippine tax law or in the application or interpretation of Philippine tax law occurring after the date of issuance of the Securities, the Company is required to pay certain additional amounts described in the Trust Indenture.

Mandatory Redemption

The Securities are subject to mandatory redemption, pro rata, at par plus accrued interest to the redemption date upon (a) the receipt by the Company of loss proceeds that exceed $15.0 million in respect of certain events of property or casualty loss or similar events, unless the funds are to be utilized by the Company for an Approved Restoration Plan or (b) the receipt by the Company of proceeds realized in connection with a Project Agreement Buyout.

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

Profit Distributions

Profit distributions may be made only from and to the extent of amounts on deposit in the Distribution Fund or Distribution Suspense Fund. Distributions are subject to the prior satisfaction of the following conditions:

(a)    The amounts contained in the Principal Fund and the Interest Fund are equal to or greater than the aggregate scheduled principal and interest payments next due on the Securities;

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

During 2005 and 2004, the Company made profit distributions totaling $11.0 million and $106.0 million, respectively. Due to the dispute between an initial shareholder as described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Stockholder Litigation, 15%, or $17.6 million of the distributions as of December 31, 2005 and the corresponding interest earned thereon, is being held in an account of the Company over which the holders of the Securities do not have a security interest.

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

Ratings

At December 31, 2005, the CE Casecnan Series B Bonds ratings by Standard and Poors and Moody’s were B+ with positive outlook and B2 with positive outlook, respectively. On January 12, 2006, Moody’s issued a report changing the outlook from positive to stable.

Nature of Recourse on the Securities

The Company’s obligations to make payments of principal, premium, if any, and interest on the Securities are obligations solely of the Company secured solely by the collateral. Neither the stockholders of the Company nor any affiliates (including MidAmerican), incorporators, officers, directors or employees thereof or of the Company guaranteed the payment of, or have any obligation with respect to payment of, the Securities, except to the extent that stockholders of the Company have pledged their stockholdings in the Company as security for the notes and bonds issued by the Company. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenues from the Company’s business after the payment of operating expenses.

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

Principal Covenants

Principal covenants under the Trust Indenture require the Company, subject to certain exceptions and qualifications, (a) not to incur (i) any debt except Permitted Debt or (ii) any lien upon any of its assets except permitted liens; (b) not to enter into any transaction of merger or consolidation, change its form of organization, liquidate, wind-up or dissolve itself; (c) not to enter into non-arm’s length transactions or agreements with affiliates; (d) not to engage in any business other than as contemplated by the Trust Indenture; (e) not to amend, terminate or otherwise modify any material Project Document to which it is a party, except as permitted under the Trust Indenture; (f) not to sell, lease or transfer any property or assets material to the Casecnan Project except in the ordinary course of business; (g) to operate and maintain the Casecnan Project in accordance with the Approved Operation and Maintenance Budget; and (h) to maintain insurance as required under the Trust Indenture.

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

Regulatory Matters

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the NPC and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet determinable or estimable.

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance (“DOF”) or be subject to risk of imminent assessment of penalties for non payment. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. On May 25, 2005, the Province served the Company a notice of delinquency stating that the assets of the Casecnan Project located in the Province were scheduled to be sold in a public auction on July 26, 2005. CE Casecnan filed a complaint for injunction with an application for a temporary restraining order on July 11, 2005 against the Province, impleading the DOF and NIA as necessary parties, seeking an order enjoining the Province from proceeding with any public auction or sale of any Casecnan Project assets. On July 21, 2005, the Regional Trial Court denied CE Casecnan’s request for a temporary restraining order. On July 25, 2005, CE Casecnan paid the real property taxes, plus interest and penalties, due to the Province of approximately $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. On August 1, 2005, CE Casecnan received the business license and mayor’s permit from the Municipality. On August 2, 2005, NIA rejected CE Casecnan’s invoice for reimbursement of the real property tax payment to Nueva Vizcaya. On August 12, 2005, CE Casecnan disputed NIA’s rejection of the reimbursement as without basis and constituting anticipatory breach under the Supplemental Agreement. CE Casecnan invoked Section 20.1 on dispute resolution of the Agreement and requested a meeting to resolve the dispute. On September 1, 2005, the Company met with NIA and the DOF to discuss the tax reimbursement issue. On January 9, 2006, CE Casecnan received a letter, jointly signed by NIA and the DOF, acknowledging their obligation to reimburse CE Casecnan for property taxes paid pursuant to the Supplemental Agreement. The letter further expressed willingness to discuss a possible compromise settlement of the real property tax payment to Nueva Vizcaya. CE Casecnan responded in writing urging NIA and the DOF to come to a settlement of the taxes prior to the payment due date on January 23, 2006, to avoid payment of interest under the Casecnan Amended and Restated Agreement. On January 24, 2006, NIA, the DOF and CE Casecnan agreed that NIA will reimburse CE Casecnan in five approximately equal installments beginning in February 2006 and ending in December 2006. A receivable of $4.5 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Nueva Vizcaya assessment.

On August 3, 2005, CE Casecnan received a tax assessment of approximately $4.5 million in respect of Casecnan Project property located in the Province of Nueva Ecija. CE Casecnan forwarded the tax assessment to NIA and the DOF and sought authorization to pay such taxes. On August 8, 2005, NIA instructed CE Casecnan in writing to file an appeal before the Local Board of Assessment Appeals to dispute the assessment within 60 days from receipt of the tax assessment. CE Casecnan filed the appeal on September 30, 2005. On December 28, 2005, under threat of imminent assessment of penalties, CE Casecnan paid real property taxes of approximately $4.7 million to the Province of Nueva Ecija. On December 29, 2005 and January 6, 2006, the Company received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Nueva Ecija tax assessment.

On May 24, 2005, President Arroyo signed an amended tax law to raise the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and impose value-added tax of 10% on certain goods and services. The law and the Project Agreement permit CE Casecnan to invoice NIA for value-added tax on water delivery fees and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well. Implementation of the tax law was deferred until legal challenges were resolved. On October 18, 2005, the Philippine Supreme Court upheld the constitutionality of the tax law and implementation became effective November 1, 2005. The tax law is not expected to have a material adverse impact on the Casecnan Project.

Employees

At December 31, 2005, the Company had 42 full-time employees.

Item 1A.	Risk Factors.

The Company is subject to numerous political and economic risks, including:

•	dependence upon a single customer;

•	performance of equipment;

•	catastrophic or incremental geologic, environmental or climactic events;

•	expropriation or nationalization of property;

•	inconvertibility of the peso to the US dollar, currency availability and exchange restrictions;

•	risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	tax increases or claims by governmental entities, including retroactive claims;

•	other risks arising out of foreign sovereignty over areas in which the Company conducts operations.

Consequently, the Company’s operations may be significantly affected by factors beyond the Company’s control, any of which could materially affect the Company’s financial position or results from operations.

NIA’s payment obligations under the Project Agreement are the Company’s sole source of operating revenue. Any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would materially adversely affect the Company’s financial condition and results of operations.

The Casecnan Project is a complex infrastructure project and power plant. Operation of the Casecnan Project may be adversely affected by a variety of operating factors and is subject to uncertainties, including the breakdown or failure of equipment or processes or the performance of equipment at levels below those originally demonstrated, whether due to ordinary wear and tear, unexpected degradation or other events. Any of the foregoing could increase the cost of operating the Project or require substantial capital expenditures, thereby adversely affecting the Company’s financial condition and results of operations.

A significant portion of the Casecnan Project’s revenues are required to be paid by NIA without regard to actual water flows. However, since commencing commercial operations, approximately 20% of the Project’s revenues are variable energy fees that are dependent upon water flow volumes. No assurance can be given that future rainfall levels and water flows will approximate historical results.

Fires, earthquakes, floods, volcanic eruptions or other similar catastrophic events could cause personal injury, loss of life, damage or destruction to the Casecnan Project, or suspension of operations. Although the Company maintains insurance coverage (including business interruption insurance) to protect against certain of these risks, the proceeds of such insurance may not be adequate to cover reduced revenues, increased expenses or other liabilities arising from the occurrence of any of the events described above. Moreover, there can be no assurance that such insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which the Company is insured will cover all losses.

The Casecnan Project is located in the Philippines and is therefore subject to political, economic and other uncertainties, including the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, changes in taxation policies, currency availability and exchange restrictions, changing political conditions and international monetary fluctuations. The government of the Philippines has exercised and continues to exercise a significant influence over the Philippine economy. There can be no assurance that future developments in the Philippines will not impair the Casecnan Projects’ operations or the Company’s revenues.

The Company is subject to a number of statutory and regulatory standards and required approvals, including those related to energy and environmental laws. Many permits and regulatory approvals are required for the operation of the Casecnan Project. Delay in receipt or failure to obtain these permits or approvals or to satisfy any of these conditions could restrict operation of the Casecnan Project or result in additional costs or taxes. The adoption of new laws, policies and regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment could have a material adverse affect on the Company’s ability to operate the Casecnan Project.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

CE Casecnan’s principal property is the approximately 150 MW hydroelectric power facility, located in the central part of the island of Luzon in the Republic of the Philippines.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data, which should be read in conjunction with the Company’s financial statements and the related notes to those statements included in “Item 8. Financial Statements and Supplementary Data” and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data has been derived from the Company’s audited financial statements.

Selected Financial Data
(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004(1)	2003(1)	2002	2001(2)

Revenue	$107,000	$106,847	$129,921	$138,264	$8,174
Operating income	75,674	73,431	91,539	93,415	4,252
Net income	$52,009	$45,302	$59,765	$44,956	$2,867

	As of December 31,
	2005	2004	2003	2002	2001

Total assets	$470,017	$477,996	$565,313	$541,507	$515,192
Notes payable	51,263	51,263	51,263	51,263	40,763
Long-term debt, including current portion	142,345	197,098	246,458	287,925	323,125
Stockholders’ equity	$191,997	$150,988	$211,686	$151,921	$106,965

(1)	Revenue decreased due to the NIA Arbitration Settlement in October 2003.
(2)	Commercial operations commenced on December 11, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Factors Affecting the Results of Operations

Seasonality

The Casecnan Project is dependent upon sufficient rainfall to generate electricity and deliver water. Rainfall varies within the year and from year to year which is outside the control of the Company and may have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project. Rainfall has historically been highest from June through December and lowest from January through May. The contractual terms for water delivery fees and variable energy fees (described below) can produce significant variability in revenue between reporting periods.

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

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 GWh per month, at a rate of $0.1596 per kWh. The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Starting in 2009, the kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132, escalating at 1% per annum thereafter. Any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 pesos per kWh. Deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Years Ended December 31, 2005 and 2004

The following table provides certain operating data of the Casecnan Project for the years ended December 31, 2005 and 2004:

	2005	2004
Electricity produced (GWh)	406.5	404.5
Water delivered (million cubic meters)	723.0	719.2

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, "Accounting for Leases." The Company earned water and energy fees as follows (in millions):

	2005	2004
Water delivery fees	$53.3	$49.6
Guaranteed energy fees	36.4	36.4
Variable energy fees	24.9	26.9
Deferred water delivery fees	(7.6)	(6.1)
Total lease rentals and service contracts revenue	$107.0	$106.8

Revenue increased by $0.2 million to $107.0 million for the year ended December 31, 2005 from $106.8 million for the year ended December 31, 2004. The increase in water delivery fees and deferred water delivery fees was primarily due to the contractual 7.5% annual escalation factor. Differences between calendar year operations and contract year invoicing resulted in lower variable energy fees in 2005 compared to 2004 despite marginally higher total energy production during the calendar year. The monthly billing cycle runs from the 25th day of a given calendar month to the 25th day of the following month. Within each billing cycle, the Casecnan Project must produce 19.0 GWh of electricity before it can earn variable energy fees. The electricity generated by heavy water flows in the last six days of the December 2005 (the start of the new billing cycle) did not generate any variable energy fees in calendar year 2005.

Operating expenses decreased by $2.1 million to $31.3 million for the year ended December 31, 2005 from $33.4 million for the year ended December 31, 2004. Road maintenance was $0.7 million lower in 2005 due to damage caused by typhoons in 2004. Engineering and consulting expenses were $0.7 million lower in 2005 due to plant optimization activities in 2004 and the construction contract arbitration settlement in April 2004. Depreciation expense decreased by $0.4 million in 2005 due to the lower depreciable base resulting from the construction contract arbitration settlement in April 2004.

Interest expense decreased to $24.8 million for the year ended December 31, 2005 from $29.5 million for the year ended December 31, 2004 due primarily to lower outstanding debt resulting from the scheduled repayment of debt.

Tax expense increased to $1.1 million for the year ended December 31, 2005 from $0.1 million for the year ended December 31, 2004. In 2005, the Company recorded income tax expense $0.7 million on interest income earned outside the Philippines.

Results of Operations for the Years Ended December 31, 2004 and 2003

The following table provides certain operating data of the Casecnan Project for the years ended December 31, 2004 and 2003:

	2004	2003
Electricity produced (GWh)	404.5	382.2
Water delivered (million cubic meters)	719.2	620.6

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards, No. 13, "Accounting for Leases." The Company earned water and energy fees as follows (in millions):

	2004	2003
Water delivery fees	$49.6	$71.5
Guaranteed energy fees	36.4	36.4
Variable energy fees	26.9	22.0
Deferred water delivery fees	(6.1)	-
Total lease rentals and service contracts revenue	$106.8	$129.9

Revenue decreased by $23.1 million to $106.8 million for the year ended December 31, 2004 from $129.9 million for the year ended December 31, 2003. The decrease in water delivery fees was primarily due to the impact of the elimination of the tax compensation portion of the water delivery fee pursuant to the Supplemental Agreement, partially offset by a 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The increase in variable energy fees was due primarily to increased generation resulting from higher water flows in 2004 compared to 2003. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Operating expenses decreased by $5.0 million to $33.4 million for the year ended December 31, 2004 from $38.4 million for the year ended December 31, 2003. Depreciation expense decreased by $1.2 million in 2004 due primarily to the lower depreciable base resulting from settlement of the construction contract arbitration in April 2004. Reductions in legal costs and doubtful accounts expense in 2004 of $1.1 million and $2.0 million, respectively, were due to the NIA Arbitration Settlement in October 2003. Finally, the Company had lower property insurance costs of $0.9 million in 2004 compared to 2003.

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

Liquidity and Capital Resources

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-own-operate-transfer law, pursuant to the terms of the Project Agreement. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987 (Executive Order No. 226). Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for a minimum of six years from the start of commercial operations, tax and duty-free importation of capital equipment, tax credits on domestic capital equipment, and exemption from customs duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for the term of the Cooperation Period, which commenced on December 11, 2001. During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

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

The Company's cash and cash equivalents were $42.3 million and $16.7 million at December 31, 2005 and 2004, respectively.

The Company generated cash flows from operations of $79.4 million and $76.8 million for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 was primarily due to higher net income of $6.7 million, lower interest paid in 2005 of $ 6.5 million and the payment of property taxes of $9.2 million in 2005.

The Company received $10.1 million and used $74.5 million for investing activities for the years ended December 31, 2005 and 2004, respectively. On January 14, 2004, the Company collected the $97.0 million ROP Note receivable obtained in connection with the NIA Arbitration Settlement. On April 14, 2004, the Company received $18.9 million pursuant to an arbitration settlement with the construction contractor. Capital expenditures were $0.5 million and $4.1 million for the years ended December 31, 2005 and 2004, respectively. Restricted cash and investments for debt service obligations decreased by $10.6 million in 2005 due to lower principal payments due in 2006. In 2004, restricted cash and investments for debt service obligations increased by $37.4 million to fully fund the Debt Service Reserve Fund.

The Company used $63.9 million and $139.1 million for financing activities for the years ended December 31, 2005 and 2004, respectively. The Company declared dividends totaling $11.0 million in 2005 and $106.0 million in 2004 (of which $1.7 million and $15.9 million, respectively were set aside in a separate bank account in the name of the Company and shown as restricted cash and investments and dividends payable in the balance sheet). The Company repaid $54.8 million and $49.4 million on the balance of the Series A Notes and Series B Bonds in 2005 and 2004, respectively.

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

Modifications to Water Delivery Fee

Under the Project Agreement, the Water Delivery Rate increased by $0.00043 per cubic meter for each $1.0 million of certain taxes paid by CE Casecnan. The Supplemental Agreement amends the per cubic meter Water Delivery Fee calculation by eliminating the increase for taxes paid. Instead, the Water Delivery Rate remains at $0.029 per cubic meter, escalated at 7.5% annually from January 1, 1994 through the first five years of the Cooperation Period, extending through December 25, 2006. The Company expects to be reimbursed quarterly for certain taxes it pays during the remainder of the Cooperation Period.

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

Deferred Revenue. The Company records deferred revenue on the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement. Cumulative deferred water delivery revenue, amounting to $13.8 million as of December 31, 2005, is available to be earned in the succeeding contract years ending December 25, 2008.

Modifications to Variable Energy Delivery Fee

Under the Project Agreement, the Variable Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the kWh rate for energy deliveries in excess of 19.0 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter). Any deliveries of energy in excess of 490.0 GWh but less than 550.0 GWh per year are paid for at a rate of 1.3 pesos per kWh. Deliveries in excess of 550.0 GWh per year are at no cost to NIA.

For periods after September 28, 2003, the Supplemental Agreement provides that if the Casecnan Project is not dispatched up to 150 MW whenever water is available, NIA will pay for excess energy that could have been generated but was not as a result of such dispatch constraint.

Other Provisions of the Supplemental Agreement

The Company received an opinion from the Philippine Office of Government Corporate Counsel that the Supplemental Agreement has due authorization and is enforceable. The Company also received written confirmation from the Private Sector Assets and Liabilities Management Corporation that the issues with respect to the Casecnan Project that had been raised by the interagency review of independent power producers in the Philippines or that may have existed with respect to the Casecnan Project under certain provisions of the EPIRA calling for the renegotiation of contracts such as the Project Agreement have been satisfactorily addressed by the Supplemental Agreement.

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain in full force and effect under the Supplemental Agreement.

Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd., KEIL Casecnan Ltd. (“KE”), a former stockholder, and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. and KE. According to the judgment LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. CE Casecnan Ltd. and KE intend to appeal this judgment and the August 4, 2005 decision. The appeal will be filed by March 3, 2006 and is expected to be resolved sometime after the end of 2006.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. The motion was heard on October 21, 2005, and the court took the matter under advisement Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. The impact, if any, on the Company of San Lorenzo’s purported exercise of its option and the Nebraska litigation cannot be determined at this time.

Obligations and Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt and notes payable. Material obligations as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period
		< 1	2-3	4-5	>5
	Total	Year	Years	Years	Years

Contractual cash obligations:
Long-term debt	$142,345	$36,015	$75,460	$30,870	$-
Note payable	51,263	-	-	-	51,263
Interest	99,196	15,934	18,650	4,816	62,021
Total contractual cash obligations	$292,804	$51,949	$94,110	$35,686	$113,284

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the impairment of long-lived assets and the allowance for doubtful accounts. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

At December 31, 2005, the Company had fixed-rate long-term debt of $142.3 million in principal amount and having a fair value of $153.4 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $5.5 million if interest rates were to increase by 10% from their levels at December 31, 2005. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

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

We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of December 31, 2005 and 2004, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
CE Casecnan Water and Energy Company, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers member firm
Makati City, Philippines
February 8, 2006

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$42,317	$16,732
Restricted cash and investments	44,956	55,507
Trade receivable, net	26,638	25,242
Prepaid insurance and other current assets	5,215	7,334
Total current assets	119,126	104,815
Bond issue costs, net	1,745	2,678
Property, plant and equipment, net	344,051	365,132
Deferred income tax	5,095	5,371
Total assets	$470,017	$477,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$7,156	$12,997
Dividends payable	17,550	15,900
Accrued interest	10,592	8,482
Payable to affiliates	35,358	35,148
Current portion of long-term debt	36,015	54,753
Total current liabilities	106,671	127,280

Notes payable	51,263	51,263
Deferred revenue	13,756	6,120
Long-term debt, net of current portion	106,330	142,345
Total liabilities	278,020	327,008

Commitments and contingencies (Note 10)

Stockholders’ equity:
Capital stock - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	68,161	27,152
Total stockholders’ equity	191,997	150,988
Total liabilities and stockholders’ equity	$470,017	$477,996

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Lease rentals and service contracts	$107,000	$106,847	$129,921

Operating expenses:
Depreciation	21,543	21,972	23,158
Plant operations and other operating expenses	9,783	11,444	13,180
Doubtful accounts expense	-	-	2,044
Total operating expenses	31,326	33,416	38,382

Operating income	75,674	73,431	91,539

Other income (expense):
Settlement revenue (Note 4)	-	-	31,887
Interest expense	(24,812)	(29,468)	(39,835)
Interest income	1,938	1,539	1,949
Other, net	303	(98)	(38)
Total other expense, net	(22,571)	(28,027)	(6,037)

Income before provision for income tax	53,103	45,404	85,502
Provision for income tax	1,094	102	25,737

Net income	$52,009	$45,302	$59,765

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands of U.S. Dollars)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

Balance, January 1, 2003	767,162	$29	$123,807	$28,085	$151,921
Net income	-	-	-	59,765	59,765
Balance, December 31, 2003	767,162	29	123,807	87,850	211,686
Net income	-	-	-	45,302	45,302
Dividends declared	-	-	-	(106,000)	(106,000)
Balance, December 31, 2004	767,162	29	123,807	27,152	150,988
Net income	-	-	-	52,009	52,009
Dividends declared	-	-	-	(11,000)	(11,000)
Balance, December 31, 2005	767,162	$29	$123,807	$68,161	$191,997

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$52,009	$45,302	$59,765
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,543	21,972	23,158
Amortization of bond issue costs	933	1,183	1,356
Provision for deferred income tax	276
Gain on settlement of arbitration, net of tax	-	-	(7,500)
Changes in other items:
Trade receivable, net	(1,396)	(8,791)	(20,132)
Prepaid insurance and other current assets	2,119	5,686	4,263
Accounts payable and other accrued liabilities	(5,841)	8,921	3,932
Accrued interest	2,110	1,114	1,097
Accrued liquidated damages	-	(3,800)	(1,620)
Deferred revenue	7,636	5,218	902
Net cash flows from operating activities	79,389	76,805	65,221

Cash flows from investing activities:
Additions to property, plant and equipment	(462)	(4,049)	(4,335)
Arbitration settlement	-	-	(5,965)
Liquidated damages received, net of amounts accrued	-	18,900	-
Collection of ROP Note	-	97,000	-
Decrease (increase) in restricted cash and investments for debt service obligations and dividends payable	10,551	(37,386)	(11,043)
Net cash flows from (used in) investing activities	10,089	74,465	(21,343)

Cash flows from financing activities:
Increase in payable to affiliates	210	409	1,397
Payment of long-term debt	(54,753)	(49,360)	(41,467)
Cash dividends paid	(9,350)	(90,100)	-
Net cash flows from financing activities	(63,893)	(139,051)	(40,070)

Net change in cash and cash equivalents	25,585	12,219	3,808
Cash and cash equivalents at beginning of period	16,732	4,513	705
Cash and cash equivalents at end of period	$42,317	$16,732	$4,513

Supplemental Disclosure:
Interest paid	$24,150	$30,638	$36,205
Income taxes paid	$89	$102	$24,387
Non-cash transaction - ROP note received under NIA Arbitration Settlement	$-	$-	$97,000

In 2004, the investment in property, plant and equipment was reduced by $23.9 million involving receipt of cash of $18.9 million and reversal of liabilities of $5.0 million pursuant to settlement of a construction contract arbitration (Note 6).

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

The Company has a contract with the ROP, through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”) with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001.

The Company is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987 (Executive Order No. 226). Under the terms of its registration, the Company is entitled to certain incentives which include an income tax holiday for a minimum of six years from the start of commercial operations, tax and duty-free importation of capital equipment, tax credits on domestic capital equipment, and exemption from customs duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. The registration also requires, among others, the maintenance of a debt-to-equity ratio not exceeding 75:25 during commercial operations.

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

Basis of Presentation

The functional and reporting currency of the Company is the U.S. dollar. Transactions in foreign currencies (Philippines pesos) are recorded based on the prevailing rates of exchange at transaction dates. Foreign currency denominated monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. The resulting exchange differences from settlements of foreign currency transactions and translations of monetary assets and liabilities are credited or charged to operations.

The Company’s operations are in one reportable segment, the water and electricity generation industry.

Reclassifications

Certain amounts in the 2004 and 2003 financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of restricted cash and investments to current assets and the reclassification of changes in restricted cash from financing activities to investing activities. Such reclassification did not impact previously reported net income or retained earnings.

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

Restricted Cash and Investments

Restricted cash and investments are composed of debt service funds and undistributed dividends that are contractually restricted as to their use and require the maintenance of specific minimum balances. Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 2005 approximates their fair value, which is based on quoted market prices as provided by the financial institution holding the investments.

Bond Issue Costs

Bond issue costs consist of costs incurred in the issuance of senior secured notes and bonds and are deferred and amortized over the term of the notes and bonds using the effective interest rate method. Amortization of bond issue costs was capitalized during the construction period and charged to operations, as an interest expense, upon commercial operations of the Casecnan Project.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at historical cost (including capitalized interest costs) less accumulated depreciation. Depreciation is computed on the straight-line method based on the 20-year Cooperation Period for the hydroelectric power plant and office and building structure, and on the estimated useful life of five years for other equipment. Minor expenditures for repairs and maintenance are charged to operations as incurred, while significant improvements are capitalized. Liquidated damages received relative to the Casecnan Project construction are recorded as reduction to the cost of the Project. When an asset is sold or otherwise disposed of, its cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is credited or charged to operations.

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

Revenue

Pursuant to the Project Agreement, the Company bills on a monthly basis for the delivery of water and electricity. The Project Agreement is treated for accounting purposes as an arrangement that contains both an operating lease and a service contract to operate the plant. The Project Agreement was classified as an operating lease due to the significant uncertainties that existed at the inception of the lease regarding both the collection of future amounts and the amount of unreimbursable costs yet to be incurred, mainly due to the existence of political, economic and other uncertainties associated with the Philippines.

The annual water delivery revenue is recorded on the basis of the contractual minimum guaranteed water delivery threshold for the respective contract year. If and when actual cumulative deliveries within a contract year exceed the minimum threshold, additional revenue is recognized and calculated as the product of the water deliveries in excess of the minimum threshold and the applicable unit price up to the maximum contractually allowed water delivery volume. The Company defers revenue on the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement. Cumulative deferred water delivery revenue, amounting to $13.8 million as of December 31, 2005, is available to be earned in the succeeding contract years ending December 25, 2008.

Revenue from electricity consists of guaranteed energy fees with fixed monthly amounts and is recognized based on the contractually guaranteed energy deliveries. Actual deliveries of energy less than the fixed, monthly contractual amounts will not result in any reduction of the guaranteed energy fee. The variable energy fee is recognized when deliveries of energy exceed the guaranteed energy in any contract year. The variable energy fee will not be recognized until all cumulative electrical energy shortfalls in previous months have been made up. At December 31, 2005, there was no cumulative electrical energy shortfall.

3.	Restricted Cash and Investments

Restricted cash and investments consist of the following (in thousands):

	December 31,
	2005	2004

Debt service reserve fund	$26,718	$39,444
Dividend set aside account	18,238	16,063
	$44,956	$55,507

4.	NIA Settlement Agreement

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

Modifications to Water Delivery Fee

Under the Project Agreement, the Water Delivery Rate increased by $0.00043 per cubic meter for each $1.0 million of certain taxes paid by CE Casecnan. The Supplemental Agreement amends the per cubic meter Water Delivery Fee calculation by eliminating the increase for taxes paid. Instead, the Water Delivery Rate remains at $0.029 per cubic meter, escalated at 7.5% annually from January 1, 1994 through the first five years of the Cooperation Period, extending through December 11, 2006. The Company will be reimbursed for certain taxes it pays during the remainder of the Cooperation Period.

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

Modifications to Variable Energy Delivery Fee

Under the Project Agreement, the Variable Energy Delivery Fee was a variable amount based on actual electrical energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Under the Supplemental Agreement, the kWh rate for energy deliveries in excess of 19 GWh per month has been reduced, commencing in 2009, to $0.1132 (escalating at 1% per annum thereafter). Any deliveries of energy in excess of 490.0 GWh but less than 550.0 GWh per year are paid for at a rate of 1.3 pesos per kWh. Deliveries in excess of 550.0 GWh per year are at no cost to NIA.

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

The Guaranteed Energy Delivery Fee, Force Majeure, Buyout and Dispute Resolution provisions of the Project Agreement, as well as the Performance Undertaking provided by the ROP, remain in full force and effect under the Supplemental Agreement.

5.	Trade Receivable, Net

Trade receivable pertains to the receivable due for lease rentals, service income and recoverable taxes billed pursuant to the provisions of the Project Agreement with NIA, as follows (in thousands):

	December 31,
	2005	2004

Water delivery fee	$17,299	$14,406
Guaranteed energy delivery fee	3,676	3,676
Variable energy delivery fee	6,317	7,979
Total trade receivable	27,292	26,061
Allowance for doubtful accounts	(654)	(819)
Trade receivable, net	$26,638	$25,242

The water delivery fee includes claims for tax reimbursement from NIA pursuant to the Supplemental Agreement amounting to $11.5 million and $8.7 million as of December 31, 2005 and 2004, respectively. The allowance for doubtful accounts as of December 31, 2005 and 2004 represents the Company’s estimate of the uncollectible portion of the receivable balance. The activity for the Company’s allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Balance, January 1	$(819)	$(2,044)	$(12,066)
Charges	-	-	(12,890)
Write-off	-	-	174
Recoveries	165	1,225	22,738
Balance, December 31	$(654)	$(819)	$(2,044)

6.	Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 consists of the following (in thousands):

	December 31,
	2005	2004
Hydroelectric power facility	$429,869	$429,805
Office and building structures	1,149	1,149
Transportation and other equipment	1,388	990
Total operating assets	432,406	431,944
Accumulated depreciation	(88,355)	(66,812)
Property, plant and equipment, net	$344,051	$365,132

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

7.	Long-Term Debt

On November 27, 1995, the Company issued $371.5 million of notes and bonds (the “Securities”) to finance the construction of the Casecnan Project. These debts consisted of $75.0 million Senior Secured Floating Rate Notes (“FRNs”) bearing interest at LIBOR plus 3.00%, which were paid in installments through November 15, 2002; $125.0 million Senior Secured Series A Notes (“Series A Notes”) with interest at 11.45% payable, which were paid in semiannual installments through November 15, 2005; and $171.5 million Senior Secured Series B Bonds (“Series B Bonds”) with interest at 11.95% payable in semiannual installments up to 2010. For the year ended December 31, 2005, the Series B Bonds had an effective interest rate of 13.82%, inclusive of bond issue cost amortization.

The repayment schedule of the Series B Bonds is as follows (in thousands):

2006	$36,015
2007	37,730
2008	37,730
2009	13,720
2010	17,150
$142,345

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

8.	Income Taxes

Since commencing commercial operations in December 2001, the Company has incurred no income tax expense on its results from operations due to a six year income tax holiday received from the Philippine Board of Investments. In 2005, CE Casecnan accrued $0.7 million of income taxes on interest earned outside the Philippines. The Company’s deferred income tax asset of $5.1 million and $5.4 million as of December 31, 2005 and 2004, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

9.	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for construction related and operating expenses. The payable to affiliates was $35.4 million and $35.1 million at December 31, 2005 and 2004, respectively. Costs incurred by the Company in transactions with related parties amounted to $1.4 million, $1.5 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and consist primarily of reimbursement for costs paid by affiliates on behalf of the Company.

As of December 31, 2005 and 2004, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder. On November 1, 2005, the Company extended the due date of the notes from November 15, 2005 to November 1, 2006 and amended the interest rate to 10% per annum, effective November 1, 2005. On December 6, 2005, the notes’ original maturity date was changed to November 1, 2015 and the interest rate from LIBOR plus two (2%) percent to LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable every May 15 and November 15. Interest expense on the notes was $2.9 million, $1.8 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. At December 31, 2005, the effective interest rate on the notes was 9.8%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 and as amended on November 1, 2005 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement. The Company intends to repay the notes or convert them to some form of capital prior to maturity.

10.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd., KEIL Casecnan Ltd. (“KE”), a former stockholder, and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration (see note 4). The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. and KE. According to the judgment LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. CE Casecnan Ltd. and KE intend to appeal this judgment and the August 4, 2005 decision. The appeal will be filed by March 3, 2006 and is expected to be resolved sometime after the end of 2006.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. The motion was heard on October 21, 2005, and the court took the matter under advisement Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. The impact, if any, on the Company of San Lorenzo’s purported exercise of its option and the Nebraska litigation cannot be determined at this time.

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

Regulatory environment

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the Philippine National Power Corporation and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet determinable or estimable.

On December 6, 2004, the Municipality of Alfonso Castaneda (the “Municipality”), Province of Nueva Vizcaya (the “Province”) passed an ordinance which required the submission of a tax clearance from each of the provincial treasurer and municipal treasurer as a condition to issuing to CE Casecnan the annual renewal of its license to operate and business permit. CE Casecnan cannot obtain a tax clearance certificate from the Province until real property taxes due to the Province are paid. Pursuant to the Supplemental Agreement, before paying such real property taxes CE Casecnan must either receive direction from NIA and the Philippine Department of Finance (“DOF”) or be subject to risk of imminent assessment of penalties for non payment. CE Casecnan filed an action in the Regional Trial Court on January 21, 2005, against the Municipality and was granted a temporary restraining order barring the Municipality from closing the Casecnan Project. On February 7, 2005, the temporary restraining order was extended until the court resolves the petition for an injunction. On May 25, 2005, the Province served CE Casecnan a notice of delinquency stating that the assets of the Casecnan Project located in the Province were scheduled to be sold in a public auction on July 26, 2005. CE Casecnan filed a complaint for injunction with an application for a temporary restraining order on July 11, 2005 against the Province, impleading the DOF and NIA as necessary parties, seeking an order enjoining the Province from proceeding with any public auction or sale of any Casecnan Project assets. On July 21, 2005, the Regional Trial Court denied CE Casecnan’s request for a temporary restraining order. On July 25, 2005, CE Casecnan paid the real property taxes, plus interest and penalties, due to the Province of approximately $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. On August 1, 2005, CE Casecnan received the business license and mayor’s permit from the Municipality. On August 2, 2005, NIA rejected CE Casecnan’s invoice for reimbursement of the real property tax payment to Nueva Vizcaya. On August 12, 2005, CE Casecnan disputed NIA’s rejection of the reimbursement as without basis and constituting anticipatory breach under the Supplemental Agreement. CE Casecnan invoked Section 20.1 on dispute resolution of the Agreement and requested a meeting to resolve the dispute. On September 1, 2005, CE Casecnan met with NIA and the DOF to discuss the tax reimbursement issue. On January 9, 2006, CE Casecnan received a letter, jointly signed by NIA and the DOF, acknowledging their obligation to reimburse CE Casecnan for property taxes paid pursuant to the Supplemental Agreement. The letter further expressed willingness to discuss a possible compromise settlement of the real property tax payment to Nueva Vizcaya. CE Casecnan responded in writing urging NIA and the DOF to come to a settlement of the taxes prior to the payment due date on January 23, 2006, to avoid payment of interest under the Casecnan Amended and Restated Agreement. On January 24, 2006, NIA, the DOF and CE Casecnan agreed that NIA will reimburse CE Casecnan in five approximately equal installments beginning in February 2006 and ending in December 2006. A receivable of $4.5 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Nueva Vizcaya assessment.

On August 3, 2005, CE Casecnan received a tax assessment of approximately $4.5 million in respect of Project property located in the Province of Nueva Ecija. CE Casecnan forwarded the tax assessment to NIA and the DOF and sought authorization to pay such taxes. On August 8, 2005, NIA instructed CE Casecnan in writing to file an appeal before the Local Board of Assessment Appeals to dispute the assessment within 60 days from receipt of the tax assessment. CE Casecnan filed the appeal on September 30, 2005. On December 28, 2005, under threat of imminent assessment of penalties, CE Casecnan paid real property taxes of approximately $4.7 million to the Province of Nueva Ecija. On December 29, 2005 and January 6, 2006, CE Casecnan received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Nueva Ecija tax assessment.

On May 24, 2005, President Arroyo signed an amended tax law to raise the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and impose value-added tax of 10% on certain goods and services. The law and the Project Agreement permit CE Casecnan to invoice NIA for value-added tax on water delivery fees and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well. Implementation of the tax law was deferred until legal challenges were resolved. On October 18, 2005, the Philippine Supreme Court upheld the constitutionality of the tax law and implementation became effective November 1, 2005. The tax law is not expected to have an adverse impact on the Casecnan Project.

11.	Fair Value of Financial Instruments

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

Notes payable

The Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, originally due November 15, 2005. On November 1, 2005, the Company extended the due date of the notes to November 1, 2006 and amended the interest rate to 10% per annum, effective November 1, 2005. On December 6, 2005, the notes’ original maturity date was changed to November 1, 2015 and the interest rate from LIBOR plus two (2%) percent to LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable every May 15 and November 15. Interest expense on the unsecured notes was $2.9 million, $1.8 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the effective interest rate on the notes was 9.72%. It is not practicable to estimate the fair value of the notes payable for a variety of reasons, including the absence of quoted market prices for the notes and their subordination provisions to the existing senior debt of the Company.

Long-term debt

The fair value of the Company’s long-term debt is estimated based on quoted market prices of similar types of arrangements. At December 31, 2005, the Company had fixed-rate long-term debt of $142.3 million in principal amount and having a fair value of $153.4 million. At December 31, 2004, the Company had fixed-rate long-term debt of $197.1 million in principal amount and having a fair value of $220.0 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $5.5 million if interest rates were to increase by 10% from their levels at December 31, 2005. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

12.	Operating Lease Rentals and Service Income

The following is the minimum lease rentals and service income in the next five years on the noncancelable operating lease as of December 31, 2005 (in thousands):

Year Ended December 31,	Amount

2006	$86,136
2007	88,053
2008	88,053
2009	88,053
2010	88,053

Variable lease rentals and service income amounted to $24.9 million in 2005, $26.9 million in 2004 and $22.0 million in 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the fourth quarter of 2005 in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

David L. Sokol	49	Director and Chairman
Gregory E. Abel	43	Vice Chairman
Joseph L. Sullivan	51	Director, President and General Manager
Patrick J. Goodman	39	Director, Senior Vice President and Chief Financial Officer
Douglas L. Anderson	47	Director, Senior Vice President, General Counsel and Assistant Secretary
Brian K. Hankel	43	Vice President and Treasurer
Scott La Prairie	48	Director
Mitchell L. Pirnie	47	Vice President
Linda B. Castillo	46	Director
Trinity S. Gatuz	39	Director
Belinda E. Dugan	37	Director
Suzy Lyn A. Bayona	30	Director

Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the Stockholders Agreement, CE Casecnan Ltd. is entitled to elect seven of the directors, and each minority investor is entitled to elect one director.

David L. Sokol. In addition to serving as Director and Chairman of the Company, Mr. Sokol has been Chief Executive Officer of MidAmerican since April 19, 1993 and served as President of MidAmerican from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director of MidAmerican since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as the President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of Peter Kiewit Sons’, Inc. and Ogden Projects, Inc.

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

Patrick J. Goodman. In addition to serving as Director, Senior Vice President and Chief Financial Officer for the Company, Mr. Goodman is Senior Vice President and Chief Financial Officer for MidAmerican. Mr. Goodman joined MidAmerican in June 1995, and served in various accounting positions, including Senior Vice President and Chief Accounting Officer. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand LLP.

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

Mitchell L. Pirnie. In addition to serving as Vice President for the Company, Mr. Pirnie also serves as Vice President, General Counsel and Director of CE Generation, LLC, an affiliate of the Company. Mr. Pirnie joined MidAmerican in November 1997. Prior to joining MidAmerican, Mr. Pirnie was an attorney in private practice.

Linda B. Castillo. In addition to serving as a Director of the Company, Ms. Castillo is Corporate Counsel for the Company and certain of its affiliates.

Trinity S. Gatuz. In addition to serving as a Director of the Company, Ms. Gatuz is Vice-President for Finance and Accounting for the Company and its affiliates.

Belinda E. Dugan. In addition to serving as a Director of the Company, Ms. Dugan is Legal Counsel for the Company and certain of its affiliates.

Suzy Lyn A. Bayona. In addition to serving as a Director of the Company, Ms. Bayona is Senior Accountant for the Company and certain of its affiliates.

Audit Committee Matters

During the fiscal year ended December 31, 2005 and as of the date of this Report, the Board of Directors had no committees, including any audit committee. The Company is not an issuer as defined in the Sarbanes-Oxley Act of 2002, it does not have a class of securities listed on any securities exchange, and it is not required to have an audit committee.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, its principal financial officer and to certain other covered officers. The code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

None of the executive officers or directors of the Company receives compensation from the Company for services as officers or directors of the Company. All directors are reimbursed for their expenses in attending board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Description of Capital Stock

As of December 31, 2005, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 Philippine peso ($0.038) per share (the “Common Stock”), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2005 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

(2)
Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder of the Company, LPG, that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd., KEIL Casecnan Ltd. (“KE”), a former stockholder, and MidAmerican. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheet at December 31, 2005. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. and KE. According to the judgment LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. CE Casecnan Ltd. and KE intend to appeal this judgment and the August 4, 2005 decision. The appeal will be filed by March 3, 2006 and is expected to be resolved sometime after the end of 2006.

(3)
Includes rights to 115,000 shares, which rights were purchased from San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in 1998. The 115,000 shares are subject to the ownership adjustment mechanism in the Stockholders Agreement discussed in Note 10. San Lorenzo retained an option to repurchase the 115,000 shares, if any, remaining after such ownership adjustment.

In February 2003, San Lorenzo, an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. The motion was heard on October 21, 2005, and the court took the matter under advisement. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. The impact, if any, on the Company of San Lorenzo’s purported exercise of its option and the Nebraska litigation cannot be determined at this time.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees billed to CE Casecnan during the fiscal years ending December 31, 2005 and 2004 by its principal accounting firm, Isla Lipana & Co. formerly Joaquin Cunanan & Co. (A PricewaterhouseCoopers Member Firm) are set forth below (in thousands). The audit committee of MidAmerican Energy Holdings has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

	Year Ended December 31,
	2005	2004

Audit Fees (1)	$122	$32
Audit-Related Fees (2)	-	3
Tax Fees (3)	20	31
All Other Fees (4)	-	-
Total aggregate fees billed	$142	$66

(1)   Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered for the audit of the Company’s financial statements, review of financial statements included in the Company’s Form 10-K and 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)   Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements. Services included in this category include audits of benefit plans, due diligence for possible acquisitions and consultation pertaining to new and proposed accounting and regulatory rules.

(3)   Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

(4)   Includes the aggregate fees billed in each of the last two fiscal years for products and services other than the services reported as “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(i) Financial Statements

Financial Statements are included in Item 8 of this Form 10-K.

(ii) Financial Statement Schedules

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 8, 2006.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

By:	/s/ * Joseph L. Sullivan
Joseph L. Sullivan
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Sullivan*	Director, President and General Manager	February 8, 2006
Joseph L. Sullivan	(Principal Executive Officer)

/s/ Patrick J. Goodman*	Director, Senior Vice President and Chief Financial Officer	February 8, 2006
Patrick J. Goodman	(Principal Financial Officer)

/s/ David L. Sokol	Director and Chairman	February 8, 2006
David L. Sokol

/s/ Douglas L. Anderson	Director, Senior Vice President, General Counsel	February 8, 2006
Douglas L. Anderson	and Assistant Secretary

/s/ Linda B. Castillo*	Director	February 8, 2006
Linda B. Castillo

/s/ Trinity S. Gatuz	Director	February 8, 2006
Trinity S. Gatuz

/s/ Belinda E. Dugan	Director	February 8, 2006
Belinda E. Dugan

/s/ Suzy Lyn A. Bayona	Director	February 8, 2006
Suzy Lyn A. Bayona

Scott LaPrairie	Director	February 8, 2006

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