Form 10-Q
period 2006-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2006-05-04
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of May 4, 2006, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the "Company") as of March 31, 2006, and the related statements of operations and cash flows for each of the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2005, and the related statements of operations, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
May 4, 2006

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,926	$42,317
Restricted cash and investments	47,493	44,956
Trade receivable, net	21,797	26,638
Prepaid insurance and other current assets	5,540	5,215
Total current assets	152,756	119,126
Bond issue costs, net	1,573	1,745
Property, plant and equipment, net	338,961	344,051
Deferred income tax	5,095	5,095
Total assets	$498,385	$470,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,749	$7,156
Dividends payable	17,550	17,550
Accrued interest	16,089	10,592
Payable to affiliates	33,543	35,358
Current portion of long-term debt	36,015	36,015
Total current liabilities	111,946	106,671

Notes payable	51,263	51,263
Deferred revenue	15,637	13,756
Long-term debt, net of current portion	106,330	106,330
Total liabilities	285,176	278,020

Commitments and contingencies (Note 3)

Stockholders’ equity:
Capital stock - 2,148,000 shares authorized, one Philippine peso ($0.038) par
value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	89,373	68,161
Total stockholders’ equity	213,209	191,997
Total liabilities and stockholders’ equity	$498,385	$470,017

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands of U.S. Dollars)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
Revenue:
Lease rentals and service contracts	$32,727	$21,149
Operating expenses:
Depreciation	5,393	5,434
Plant operations and other operating expenses	1,995	2,018
Total operating expenses	7,388	7,452

Operating income	25,339	13,697

Other income (expense):
Interest expense	(5,668)	(6,628)
Interest income	869	570
Other, net	1,208	150
Total other expense, net	(3,591)	(5,908)

Income before provision for income tax	21,748	7,789

Provision for income tax	536	-

Net income	$21,212	$7,789

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands of U.S. Dollars)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income	$21,212	$7,789
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,393	5,434
Amortization of bond issue costs	172	233
Changes in other items:
Trade receivable, net	4,841	6,167
Prepaid insurance and other current assets	(325)	1,156
Accounts payable and other accrued liabilities	1,593	(940)
Accrued interest	5,497	6,395
Deferred revenue	1,881	1,647
Net cash flows from operating activities	40,264	27,881

Cash flows from investing activities:
Additions to property, plant and equipment	(303)	(52)
Increase in restricted cash and investments for debt service
obligations and dividends payable	(2,537)	(358)
Net cash flows used in investing activities	(2,840)	(410)

Cash flows from financing activities:
Decrease in payable to affiliates	(1,815)	(35)
Net cash flows used in financing activities	(1,815)	(35)

Net change in cash and cash equivalents	35,609	27,436
Cash and cash equivalents at beginning of period	42,317	16,732
Cash and cash equivalents at end of period	$77,926	$44,168

Supplemental disclosure:
Interest paid	$236	$324

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for each of the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

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

The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In particular, the Company’s significant accounting policies are presented in Note 2 to the financial statements included therein.

The Company’s operations consist of one reportable segment, the water delivery and electricity generation industry.

2.	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $33.5 million and $35.4 million at March 31, 2006 and December 31, 2005, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.3 million for each of the three-month periods ended March 31, 2006 and 2005.

As of March 31, 2006 and December 31, 2005, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder. On November 1, 2005, the Company extended the due date of the notes from November 15, 2005 to November 1, 2006 and amended the interest rate to 10% per annum. On December 6, 2005, the notes’ original maturity date was changed to November 1, 2015 and the interest rate from LIBOR plus 2% to LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable every May 15 and November 15. Interest expense on the notes was $1.2 million and $0.6 million during the three-month periods ended March 31, 2006 and 2005, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two (2%) percent. At March 31, 2006, the effective interest rate on the notes was 9.8%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement. The Company intends to repay the notes or convert them to some form of capital prior to maturity.

3.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. Initial briefs are due May 24, 2006. The appeal is expected to be resolved sometime in 2007.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Real Property Tax

On July 25, 2005, CE Casecnan paid real property taxes, plus interest and penalties, due to the Province of Nueva Vizcaya of $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. A receivable of $4.5 million was recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Vizcaya tax assessment. On January 24, 2006, NIA, the Philippine Department of Finance (the “DOF”) and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of the Province of Nueva Vizcaya tax assessment in five approximately equal installments during 2006. CE Casecnan has received the first two payments, totaling $2.0 million, on March 3, 2006 and March 28, 2006, respectively. The remaining payments, totaling $2.5 million, are due on June 25, September 25, and December 25, 2006, respectively.

On December 28, 2005, CE Casecnan paid real property taxes of $4.7 million to the Province of Nueva Ecija. CE Casecnan has received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Ecija tax assessment. The DOF and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of real property taxes with an initial payment of $2.0 million in April 2006 and the remaining balance in three approximately equal installments of $0.9 million on June 25, September 25 and December 25, respectively. The initial payment is expected to be received by CE Casecnan in May 2006.

On January 12, 2006, CE Casecnan received an assessment from the treasurer of the Province of Nueva Vizcaya in the total amount of $1.2 million for the real property taxes for 2006. On March 23, 2006, CE Casecnan received the assessment for 2006 real property taxes amounting to $0.9 million from the treasurer of the Province of Nueva Ecija. CE Casecnan subsequently received written authorization from NIA and the DOF to pay such assessments and thereafter paid both assessments under protest on March 31, 2006. The 2006 real property taxes were billed to NIA pursuant to the Supplemental Agreement and are expected to be reimbursed by NIA to the Company in the ordinary course of business. On April 27, 2006, CE Casecnan filed protests to the treasurers of the Province of Nueva Vizcaya and the Province of Nueva Ecija.

Franchise Tax

On January 27, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the years 2001 to 2004 totaling $1.6 million. CE Casecnan believes that franchise tax is a tax imposed on companies which have a secondary or special franchise from the government.  CE Casecnan does not have a government franchise. The Electric Power Industry Reform Act (“EPIRA”) specifically provides that a government franchise is not required to operate a power plant. The EPIRA further provides that power generation is not a public utility operation and that it does not require a franchise. On April 25, 2006, CE Casecnan filed an appeal with the Regional Trial Court of Nueva Vizcaya.

On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006.

Concentration of Risk

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

4.	Reclassification

The increase in restricted cash and investments for debt service obligations and dividends payable has been reclassified from financing activities to investing activities, while interest and other receivables have been aggregated with prepaid insurance and other assets in the 2005 statement of cash flows to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan" or the "Company"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Company’s historical financial statements and the notes related thereto included elsewhere in this report. The Company’s actual results in the future could differ significantly from the historical results.

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

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the contract. Construction of the Casecnan Project commenced in 1995. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

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

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 gigawatt-hours (“GWh”) per month, at a rate of $0.1596 per kilowatt-hour (“kWh”). The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Starting in 2009, the kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132, escalating at 1% per annum thereafter. Any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh. Deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005

The following table provides certain operating data of the Casecnan Project for the three-month periods ended March 31, 2006 and 2005:

	2006	2005
Electricity produced (GWh)	120.6	42.4
Water delivered (million cubic meters)	216.4	73.0

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2006	2005
Water delivery fees	$13.9	$12.9
Guaranteed energy fees	9.1	9.1
Variable energy fees	11.6	0.7
Deferred water delivery fees	(1.9)	(1.6)
Total lease rentals and service contracts revenue	$32.7	$21.1

Revenue increased by $11.6 million to $32.7 million for the three-month period ended March 31, 2006 from $21.1 million for the three-month period ended March 31, 2005. The increase in water delivery fees was mainly due to the contractual 7.5% annual escalation factor. The increase in the variable energy fees was due primarily to the higher than normal rainfall which resulted in higher electricity production in the first quarter of 2006 than in 2005. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense decreased to $5.7 million for the three-month period ended March 31, 2006 from $6.6 million for the three-month period ended March 31, 2005, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Other income increased to $1.2 million for the three-month period ended March 31, 2006 from $0.2 million for the three-month period ended March 31, 2005. The higher other income was due to value-added tax (“VAT”) recoveries exceeding obligations as a result of a change in the VAT law which became effective on November 1, 2005 and gains from translation of foreign currency denominated monetary assets and liabilities.

Income tax expense increased to $0.5 million for the three-month period ended March 31, 2006 from zero for the three-month period ended March 31, 2005. The income tax expense relates to interest income earned outside the Philippines which is not covered by the income tax holiday.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $77.9 million and $42.3 million at March 31, 2006 and December 31, 2005, respectively.

The Company generated cash flows from operations of $40.3 million and $27.9 million for the three-month periods ended March 31, 2006 and 2005, respectively. The increase in cash from operations in 2006 was primarily due to higher net income as a result of higher water flows and corresponding variable energy revenues.

The Company used $2.8 million and $0.4 million for investing activities for the three-month periods ended March 31, 2006 and 2005, respectively. During the three-month period ended March 31, 2006, the Company increased its restricted cash related to obligations for debt service and unpaid dividends by $2.5 million.

The Company used $1.8 million and $0.1 million for financing activities for the three-month periods ended March 31, 2006 and 2005, respectively. Advances from MidAmerican to the Company were repaid in March 2006. On April 26, 2006, the Company paid dividends of $45.0 million, $6.8 million of which was deposited into an escrow account pending final resolution of the stockholder litigation described below.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004 and 2005, totaling $17.6 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. Initial briefs are due May 24, 2006. The appeal is expected to be resolved sometime in 2007.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006 the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Real Property Tax

On July 25, 2005, CE Casecnan paid real property taxes, plus interest and penalties, due to the Province of Nueva Vizcaya of $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. A receivable of $4.5 million was recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Vizcaya tax assessment. On January 24, 2006, NIA, the Philippine Department of Finance (the “DOF”) and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of the Province of Nueva Vizcaya tax assessment in five approximately equal installments during 2006. CE Casecnan has received the first two payments, totaling $2.0 million, on March 3, 2006 and March 28, 2006, respectively. The remaining payments, totaling $2.5 million, are due on June 25, September 25, and December 25, 2006, respectively.

On December 28, 2005, CE Casecnan paid real property taxes of $4.7 million to the Province of Nueva Ecija. CE Casecnan has received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Ecija tax assessment. The DOF and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of real property taxes with an initial payment of $2.0 million in April 2006 and the remaining balance in three approximately equal installments of $0.9 million on June 25, September 25 and December 25, respectively. The initial payment is expected to be received by CE Casecnan in May 2006.

On January 12, 2006, CE Casecnan received an assessment from the treasurer of the Province of Nueva Vizcaya in the total amount of $1.2 million for the real property taxes for 2006. On March 23, 2006, CE Casecnan received the assessment for 2006 real property taxes amounting to $0.9 million from the treasurer of the Province of Nueva Ecija. CE Casecnan subsequently received written authorization from NIA and the DOF to pay such assessments and thereafter paid both assessments under protest on March 31, 2006. The 2006 real property taxes were billed to NIA pursuant to the Supplemental Agreement and are expected to be reimbursed by NIA to the Company in the ordinary course of business. On April 27, 2006, CE Casecnan filed protests to the treasurers of the Province of Nueva Vizcaya and the Province of Nueva Ecija.

Franchise Tax

On January 27, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the years 2001 to 2004 totaling $1.6 million. CE Casecnan believes that franchise tax is a tax imposed on companies which have a secondary or special franchise from the government.  CE Casecnan does not have a government franchise. The EPIRA specifically provides that a government franchise is not required to operate a power plant. The EPIRA further provides that power generation is not a public utility operation and that it does not require a franchise. On April 25, 2006, CE Casecnan filed an appeal with the Regional Trial Court of Nueva Vizcaya.

On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006.

Concentration of Risk

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

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2006, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 2 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the impairment of long-lived assets and accounting for the allowance for doubtful accounts. Actual results could differ from these estimates.

For additional discussion of the Company’s critical accounting policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s critical accounting policies have not changed since December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Casecnan’s Annual Report on Form 10-K for the year ended December 31, 2005. CE Casecnan’s exposure to market risk has not changed materially since December 31, 2005.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 3 “Commitments and Contingencies” to the Interim Financial Statements.

Item 1A.	Risk Factors.

There has been no material change to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: May 4, 2006	/s/ Patrick J. Goodman
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