Form 10-Q
period 2006-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2006-07-27
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of July 27, 2006, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of June 30, 2006, and the related statements of operations for each of the three-month and six-month periods ended June 30, 2006 and 2005 and of changes in stockholders’ equity and of cash flows for each of the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
July 27, 2006

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,389	$42,317
Restricted cash and investments	55,305	44,956
Trade receivable, net	18,055	26,638
Prepaid insurance and other current assets	4,768	5,215
Total current assets	99,517	119,126
Bond issue costs, net	1,401	1,745
Property, plant and equipment, net	334,794	344,051
Deferred income tax	5,095	5,095
Total assets	$440,807	$470,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,449	$7,156
Dividends payable	25,950	17,550
Accrued interest	12,867	10,592
Payable to affiliates	33,750	35,358
Current portion of long-term debt	36,873	36,015
Total current liabilities	117,889	106,671

Notes payable	51,263	51,263
Deferred revenue	17,517	13,756
Long-term debt, net of current portion	87,465	106,330
Total liabilities	274,134	278,020

Commitments and contingencies (Note 3)

Stockholders’ equity:
Capital stock - 2,148,000 shares authorized, one Philippine peso ($0.038) par
value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	42,837	68,161
Total stockholders’ equity	166,673	191,997
Total liabilities and stockholders’ equity	$440,807	$470,017

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue:
Lease rentals and service contracts	$21,806	$20,633	$54,533	$41,782

Operating expenses:
Depreciation	5,352	5,447	10,745	10,881
Plant operations and other operating expenses	2,085	2,119	4,080	4,137
Total operating expenses	7,437	7,566	14,825	15,018

Operating income	14,369	13,067	39,708	26,764

Other income (expense):
Interest expense	(5,456)	(6,306)	(11,124)	(12,934)
Interest income	710	563	1,579	1,133
Other, net	419	(100)	1,627	50
Total other expense, net	(4,327)	(5,843)	(7,918)	(11,751)

Income before provision for income tax	10,042	7,224	31,790	15,013

Provision for income tax	578	-	1,114	-

Net income	$9,464	$7,224	$30,676	$15,013

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

January 1, 2005	767,162	$29	$123,807	$27,152	$150,988
Net income	-	-	-	15,013	15,013
Dividends declared	-	-	-	(11,000)	(11,000)
Balance, June 30, 2005	767,162	$29	$123,807	$31,165	$155,001

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

January 1, 2006	767,162	$29	$123,807	$68,161	$191,997
Net income	-	-	-	30,676	30,676
Dividends declared	-	-	-	(56,000)	(56,000)
Balance, June 30, 2006	767,162	$29	$123,807	$42,837	$166,673

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Six Months
	Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$30,676	$15,013
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	10,745	10,881
Amortization of bond issue costs	344	467
Changes in other items:
Trade receivable, net	8,583	5,693
Prepaid insurance and other current assets	447	3,221
Accounts payable and other accrued liabilities	1,293	(1,261)
Accrued interest	2,275	812
Deferred revenue	3,761	3,324
Net cash flows from operating activities	58,124	38,150

Cash flows from investing activities:
Additions to property, plant and equipment	(1,488)	(49)
Increase in restricted cash and investments for debt service obligations and dividends payable	(10,349)	(117)
Net cash flows used in investing activities	(11,837)	(166)

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	(1,608)	154
Repayment of project financing debt	(18,007)	(27,376)
Cash dividends paid	(47,600)	(9,350)
Net cash flows used in financing activities	(67,215)	(36,572)

Net change in cash and cash equivalents	(20,928)	1,412
Cash and cash equivalents at beginning of period	42,317	16,732
Cash and cash equivalents at end of period	$21,389	$18,144

Supplemental disclosure:
Interest paid	$9,450	$12,950
Dividends declared but not paid	$8,400	$1,650

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. (“CE Casecnan" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the changes in stockholders’ equity and the cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. Construction of the Casecnan Project commenced in 1995. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

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

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $33.8 million and $35.4 million at June 30, 2006 and December 31, 2005, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.3 million for each of the three-month periods ended June 30, 2006 and 2005, and $0.6 million for the each of the six-month periods ended June 30, 2006 and 2005.

As of June 30, 2006 and December 31, 2005, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder. On November 1, 2005, the Company extended the due date of the notes from November 15, 2005 to November 1, 2006 and amended the interest rate to 10% per annum. On December 6, 2005, the notes’ original maturity date was changed to November 1, 2015 and the interest rate from LIBOR plus 2% to LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $1.3 million and $0.6 million during the three-month periods ended June 30, 2006 and 2005, respectively, and $2.5 million and $1.2 million during the six-month periods ended June 30, 2006 and 2005, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two (2%) percentage points. At June 30, 2006, the effective interest rate on the notes was 10.53%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement. The Company intends to repay the notes or convert them to some other form of capital prior to maturity.

3.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, 2005 and 2006, totaling $26.0 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. Initial briefs were filed May 24, 2006 and reply briefs are due August 1, 2006. The appeal is expected to be resolved sometime in 2007.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Real Property Tax

On July 25, 2005, CE Casecnan paid real property taxes, plus interest and penalties, due to the Province of Nueva Vizcaya of $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. A receivable of $4.5 million was recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Vizcaya tax assessment. On January 24, 2006, NIA, the Philippine Department of Finance (the “DOF”) and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of the Province of Nueva Vizcaya tax assessment in five approximately equal installments during 2006. CE Casecnan has received the first three payments, totaling $2.9 million, on March 3, 2006, March 28, 2006 and June 27, 2006. The remaining payments, totaling $1.6 million, are due on September 25, 2006 and December 25, 2006.

On December 28, 2005, CE Casecnan paid real property taxes of $4.7 million to the Province of Nueva Ecija. CE Casecnan has received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Ecija tax assessment. The DOF and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of real property taxes with an initial payment of $2.0 million in April 2006 and the remaining balance in three approximately equal installments of $0.9 million on June 25, 2006, September 25, 2006 and December 25, 2006. The initial payment was received by CE Casecnan on May 23, 2006. The second payment was received on June 27, 2006.

On January 12, 2006, CE Casecnan received an assessment from the treasurer of the Province of Nueva Vizcaya in the total amount of $1.2 million for the real property taxes for 2006. On March 23, 2006, CE Casecnan received the assessment for 2006 real property taxes amounting to $0.9 million from the treasurer of the Province of Nueva Ecija. CE Casecnan subsequently received written authorization from NIA and the DOF to pay such assessments and thereafter paid both assessments under protest on March 31, 2006. The 2006 real property taxes were billed to NIA pursuant to the Supplemental Agreement and were collected by the Company on July 25, 2006. On April 27, 2006, CE Casecnan filed protests to the treasurers of the Province of Nueva Vizcaya and the Province of Nueva Ecija in order to preserve the rights and remedies of NIA which is ultimately liable for the tax. As a government owned and controlled corporation, NIA may be subject to a lower assessment level or be exempt from the tax. The cases remain pending at the provincial treasurer’s office.

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

On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006. On June 30, 2006, CE Casecnan filed an appeal to the Regional Trial Court of Nueva Vizcaya after the province failed to act on the protest within the period required by law.

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

The increase in restricted cash and investments for debt service obligations and dividends payable has been reclassified from financing activities to investing activities in the 2005 statement of cash flows to conform to the current period presentation.

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

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”). At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. Construction of the Casecnan Project commenced in 1995. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

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

Results of Operations for the Three-Month Periods Ended June 30, 2006 and 2005

The following table provides certain operating data of the Casecnan Project for the three-month periods ended June 30, 2006 and 2005:

	2006	2005

Electricity produced (GWh)	58.1	33.4
Water delivered (million cubic meters)	102.1	55.7

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2006	2005
Water delivery fees	$14.3	$13.2
Guaranteed energy fees	9.1	9.1
Variable energy fees	0.3	-
Deferred water delivery fees	(1.9)	(1.7)
Total lease rentals and service contracts revenue	$21.8	$20.6

Revenue increased by $1.2 million to $21.8 million for the three-month period ended June 30, 2006 from $20.6 million for the same period in 2005. The increase in water delivery fees was mainly due to the contractual 7.5% annual escalation factor. The increase in the variable energy fees was due primarily to the higher rainfall which resulted in higher electricity production in the second quarter of 2006 than in 2005. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense decreased to $5.5 million for the three-month period ended June 30, 2006 from $6.3 million for the same period in 2005, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Other, net increased to $0.4 million for the three-month period ended June 30, 2006 from $(0.1) million for the same period in 2005. The higher other income was due to value-added tax (“VAT”) recoveries exceeding obligations as a result of a change in the VAT law which became effective on November 1, 2005.

Income tax expense increased to $0.6 million for the three-month period ended June 30, 2006 from zero for the same period in 2005. The income tax expense relates to value-added tax recoveries and interest income earned outside the Philippines which are not covered by the income tax holiday.

Results of Operations for the Six-Month Periods Ended June 30, 2006 and 2005

The following table provides certain operating data of the Casecnan Project for the six-month period ended June 30, 2006 and 2005:

	2006	2005
Electricity produced (GWh)	178.7	75.8
Water delivered (million cubic meters)	318.5	128.7

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2006	2005
Water delivery fees	$28.2	$26.2
Guaranteed energy fees	18.2	18.2
Variable energy fees	11.9	0.7
Deferred water delivery fees	(3.8)	(3.3)
Total water and energy fees	$54.5	$41.8

Revenue increased by $12.7 million to $54.5 million for the six-month period ended June 30, 2006 from $41.8 million for the same period in 2005. The $2.0 million increase in water delivery fees was primarily due to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The $11.2 million increase in variable energy fees was due primarily to higher rainfall in the first six months of 2006 than in 2005 which resulted in higher water deliveries and electricity production. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense decreased by $1.8 million to $11.1 million for the six-month period ended June 30, 2006 from $12.9 million for the same period in 2005 due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Other, net increased to $1.6 million for the three-month period ended June 30, 2006 from $0.1 million for the same period in 2005. The higher other income was due primarily to value-added tax (“VAT”) recoveries exceeding obligations as a result of a change in the VAT law which became effective on November 1, 2005.

Income tax expense increased to $1.1 million for the six-month period ended June 30, 2006 from zero for the same period in 2005. The income tax expense relates to value-added tax recoveries and interest income earned outside the Philippines which are not covered by the income tax holiday.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $21.4 million and $42.3 million at June 30, 2006 and December 31, 2005, respectively.

The Company generated cash flows from operations of $58.1 million and $38.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase in cash from operations in 2006 was primarily due to higher net income as a result of higher water flows and corresponding variable energy revenues and lower interest payments.

The Company used $11.8 million and $0.2 million for investing activities for the six-month periods ended June 30, 2006 and 2005, respectively. The Company increased its restricted cash and investments related to obligations for debt service and unpaid dividends by $10.3 million.

The Company used $67.2 million and $36.6 million for financing activities for the six-month periods ended June 30, 2006 and 2005, respectively. The Company declared dividends totaling $56.0 million during the six-month period ended June 30, 2006 and $11.0 million during the same period in 2005 (of which $8.4 million and $1.7 million, respectively, were set aside in a separate bank account in the name of the Company and shown as restricted cash and investments and dividends payable in the accompanying balance sheets). The Company also repaid $18.0 million and $27.4 million on the balance of its outstanding debt obligations during the six-month periods ended June 30, 2006 and 2005, respectively.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, 2005 and 2006, totaling $26.0 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. Initial briefs were filed on May 24, 2006 and reply briefs are due August 1, 2006. The appeal is expected to be resolved sometime in 2007.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Real Property Tax

On July 25, 2005, CE Casecnan paid real property taxes, plus interest and penalties, due to the Province of Nueva Vizcaya of $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. A receivable of $4.5 million was recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Vizcaya tax assessment. On January 24, 2006, NIA, the Philippine Department of Finance (the “DOF”) and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of the Province of Nueva Vizcaya tax assessment in five approximately equal installments during 2006. CE Casecnan has received the first three payments, totaling $2.9 million, on March 3, 2006, March 28, 2006 and June 27, 2006. The remaining payments, totaling $1.6 million, are due on September 25, 2006 and December 25, 2006.

On December 28, 2005, CE Casecnan paid real property taxes of $4.7 million to the Province of Nueva Ecija. CE Casecnan has received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Ecija tax assessment. The DOF and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of real property taxes with an initial payment of $2.0 million in April 2006 and the remaining balance in three approximately equal installments of $0.9 million on June 25, 2006, September 25, 2006 and December 25, 2006. The initial payment was received by CE Casecnan on May 23, 2006. The second payment was received on June 27, 2006.

On January 12, 2006, CE Casecnan received an assessment from the treasurer of the Province of Nueva Vizcaya in the total amount of $1.2 million for the real property taxes for 2006. On March 23, 2006, CE Casecnan received the assessment for 2006 real property taxes amounting to $0.9 million from the treasurer of the Province of Nueva Ecija. CE Casecnan subsequently received written authorization from NIA and the DOF to pay such assessments and thereafter paid both assessments under protest on March 31, 2006. The 2006 real property taxes were billed to NIA pursuant to the Supplemental Agreement and were collected by the Company on July 25, 2006. On April 27, 2006, CE Casecnan filed protests to the treasurers of the Province of Nueva Vizcaya and the Province of Nueva Ecija in order to preserve the rights and remedies of NIA which is ultimately liable for the tax. As a government owned and controlled corporation, NIA may be subject to a lower assessment level or be exempt from the tax. The cases remain pending at the provincial treasurer’s office.

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

On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006. On June 30, 2006, CE Casecnan filed an appeal to the Regional Trial Court of Nueva Vizcaya after the province failed to act on the protest within the period required by law.

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

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2006, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

  Item 4.     Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: July 27, 2006	/s/ Patrick J. Goodman
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