Form 10-Q
period 2006-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2006-10-26
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of October 26, 2006, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of September 30, 2006, and the related statements of operations for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and of changes in stockholders’ equity and of cash flows for each of the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
October 26, 2006

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$25,547	$42,317
Restricted cash and investments	83,196	44,956
Trade receivable, net	19,817	26,638
Prepaid insurance and other current assets	4,845	5,215
Total current assets	133,405	119,126
Bond issue costs, net	1,229	1,745
Property, plant and equipment, net	329,621	344,051
Deferred income tax	5,095	5,095
Total assets	$469,350	$470,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,274	$7,156
Dividends payable	27,450	17,550
Accrued interest	17,942	10,592
Payable to affiliates	34,268	35,358
Current portion of long-term debt	36,873	36,015
Total current liabilities	125,807	106,671

Notes payable	51,263	51,263
Deferred revenue	19,397	13,756
Long-term debt, net of current portion	87,465	106,330
Total liabilities	283,932	278,020

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	61,582	68,161
Total stockholders’ equity	185,418	191,997
Total liabilities and stockholders’ equity	$469,350	$470,017

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenue:
Lease rentals and service contracts	$40,585	$27,721	$95,118	$69,503

Operating expenses:
Depreciation	5,515	5,317	16,260	16,198
Plant operations and other operating expenses	2,547	2,552	6,627	6,689
Total operating expenses	8,062	7,869	22,887	22,887

Operating income	32,523	19,852	72,231	46,616

Other income (expense):
Interest expense	(5,247)	(5,982)	(16,371)	(18,916)
Interest income	690	148	2,269	1,281
Other, net	1,336	(102)	2,963	(52)
Total other expense, net	(3,221)	(5,936)	(11,139)	(17,687)

Income before provision for income tax	29,302	13,916	61,092	28,929

Provision for income tax	557	13	1,671	13

Net income	$28,745	$13,903	$59,421	$28,916

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

January 1, 2005	767,162	$29	$123,807	$27,152	$150,988
Net income	-	-	-	28,916	28,916
Dividends declared	-	-	-	(11,000)	(11,000)
Balance, September 30, 2005	767,162	$29	$123,807	$45,068	$168,904

January 1, 2006	767,162	$29	$123,807	$68,161	$191,997
Net income	-	-	-	59,421	59,421
Dividends declared	-	-	-	(66,000)	(66,000)
Balance, September 30, 2006	767,162	$29	$123,807	$61,582	$185,418

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Nine Months
	Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$59,421	$28,916
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	16,260	16,198
Amortization of bond issue costs	516	700
Changes in other items:
Trade receivable, net	6,821	(2,894)
Prepaid insurance and other current assets	370	3,701
Accounts payable and other accrued liabilities	2,118	(2,623)
Accrued interest	7,350	6,562
Deferred revenue	5,641	5,031
Net cash flows from operating activities	98,497	55,591

Cash flows from investing activities:
Additions to property, plant and equipment	(1,830)	(92)
Increase in restricted cash and investments for debt service obligations and dividends payable	(38,240)	(640)
Net cash flows used in investing activities	(40,070)	(732)

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	(1,090)	384
Repayment of project financing debt	(18,007)	(27,376)
Cash dividends paid	(56,100)	(9,350)
Net cash flows used in financing activities	(75,197)	(36,342)

Net change in cash and cash equivalents	(16,770)	18,517
Cash and cash equivalents at beginning of period	42,317	16,732
Cash and cash equivalents at end of period	$25,547	$35,249

Supplemental disclosure:
Interest paid	$9,656	$13,230
Dividends declared but not paid	$9,900	$1,650

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited interim financial statements have been prepared by CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and the results of operations for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the changes in stockholders’ equity and the cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Casecnan Project is dependent upon sufficient rainfall to generate electricity and deliver water. The seasonality of rainfall patterns and the variability of rainfall from year to year, all of which are outside the control of the Company, have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project. Rainfall has historically been highest from June through December and lowest from January through May. The contractual terms for water delivery fees and variable energy fees can produce significant variability in revenue between reporting periods.

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

2.    New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.

3.    Restricted cash and Investments

Restricted cash and investments consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Debt service reserve fund	$51,713	$26,718
Dividend set aside account	31,483	18,238
	$83,196	$44,956

4.	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $34.3 million and $35.4 million at September 30, 2006 and December 31, 2005, respectively. Costs incurred by the Company in transactions with related parties amounted to $1.0 million and $0.5 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $1.6 million and $1.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

As of September 30, 2006 and December 31, 2005, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder. On November 1, 2005, the Company extended the due date of the notes from November 15, 2005 to November 1, 2006 and amended the interest rate to 10% per annum. On December 6, 2005, the notes’ original maturity date was changed to November 1, 2015 and the interest rate from LIBOR plus 2% to LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $1.4 million and $0.7 million during the three-month periods ended September 30, 2006 and 2005, respectively, and $3.9 million and $1.9 million during the nine-month periods ended September 30, 2006 and 2005, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At September 30, 2006, the effective interest rate on the notes was 10.53%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement. The Company intends to repay the notes or convert them to some other form of capital prior to maturity.

5.	Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, 2005 and 2006, totaling $27.5 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. The appeal is fully briefed and is expected to be resolved sometime in 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty. This claim is expected to be resolved sometime in 2007.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. The matter is currently in the early stages of discovery. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Real Property Tax

On July 25, 2005, CE Casecnan paid real property taxes, plus interest and penalties, due to the Province of Nueva Vizcaya of $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. A receivable of $4.5 million was recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Vizcaya tax assessment. On January 24, 2006, NIA, the Philippine Department of Finance (the “DOF”) and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of the Province of Nueva Vizcaya tax assessment in five installments during 2006. CE Casecnan has received the first four payments, totaling $3.9 million. The last payment of $0.6 million is due on December 25, 2006.

On December 28, 2005, CE Casecnan paid real property taxes of $4.7 million to the Province of Nueva Ecija. CE Casecnan has received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Ecija tax assessment. As agreed, NIA has reimbursed CE Casecnan a total of $3.9 million in 2006. The final payment of $0.8 million is due on December 25, 2006.

The Company billed the 2006 real property taxes to NIA pursuant to the Supplemental Agreement and received timely payment from NIA. On April 27, 2006, CE Casecnan filed protests to the treasurers of the Province of Nueva Vizcaya and the Province of Nueva Ecija in order to preserve the rights and remedies of NIA which is ultimately liable for the tax. As a government owned and controlled corporation, NIA may be subject to a lower assessment level or be exempt from the tax.

Franchise Tax

On January 27, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the years 2001 to 2004 totaling $1.6 million. On April 25, 2006, CE Casecnan filed an appeal with the Regional Trial Court of Nueva Vizcaya. CE Casecnan believes that franchise tax is a tax imposed on companies which have a secondary or special franchise from the government. CE Casecnan does not have a government franchise. The Electric Power Industry Reform Act (“EPIRA”) provides that power generation is not a public utility operation and does not require a franchise.
On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006. On June 30, 2006, CE Casecnan filed an appeal to the Regional Trial Court of Nueva Vizcaya after the province failed to act on the protest within the period required by law. CE Casecnan moved to consolidate the two cases, which was granted by the court. The consolidated cases are set for pre-trial on November 24, 2006.

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

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. The per cubic meter water delivery fee rate is $0.029 per cubic meter as of January 1, 1994 and escalated at 7.5% per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last 15 years of the Cooperation Period. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of the contract year is available to be earned in the succeeding contract years ending December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the contract year are based on actual water delivered.

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 gigawatt-hours (“GWh”) per month, at a rate of $0.1596 per kilowatt-hour (“kWh”). The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Starting in 2009, the kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132, escalating at 1% per annum thereafter. Any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh, reduced to 0.98 Philippine pesos starting 2009 and escalated at 1% per annum thereafter. Deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Three-Month Periods Ended September 30, 2006 and 2005

The following table provides certain operating data of the Casecnan Project for the three-month periods ended September 30, 2006 and 2005:

	2006	2005

Electricity produced (GWh)	190.7	148.2
Water delivered (million cubic meters)	358.4	258.9

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2006	2005
Water delivery fees	$14.4	$13.4
Guaranteed energy fees	9.1	9.1
Variable energy fees	19.0	6.9
Deferred water delivery fees	(1.9)	(1.7)
Total lease rentals and service contracts revenue	$40.6	$27.7

Revenue increased by $12.9 million to $40.6 million for the three-month period ended September 30, 2006 from $27.7 million for the same period in 2005. The increase in water delivery fees was due to the contractual 7.5% annual escalation factor. The increase in the variable energy fees was due primarily to the higher rainfall which resulted in higher electricity production in the third quarter of 2006 than in 2005. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense decreased by $0.7 million to $5.2 million for the three-month period ended September 30, 2006 from $6.0 million for the same period in 2005, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Interest income increased to $0.7 million for the three-month period ended September 30, 2006 from $0.1 million for the same period in 2005 primarily due to higher interest rates and higher average cash and cash equivalents and restricted cash and investments balances.

Other, net increased to $1.3 million for the three-month period ended September 30, 2006 from $(0.1) million for the same period in 2005. The higher other, net was due to value-added tax (“VAT”) recoveries exceeding obligations as a result of a change in the VAT law which became effective on November 1, 2005.

Income tax expense increased to $0.6 million for the three-month period ended September 30, 2006 from $- million for the same period in 2005. The income tax expense relates to VAT recoveries and interest income earned outside the Philippines which are not covered by the income tax holiday.

Results of Operations for the Nine-Month Periods Ended September 30, 2006 and 2005

The following table provides certain operating data of the Casecnan Project for the nine-month period ended September 30, 2006 and 2005:

	2006	2005

Electricity produced (GWh)	369.4	224.0
Water delivered (million cubic meters)	676.9	387.6

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2006	2005

Water delivery fees	$42.6	$39.6
Guaranteed energy fees	27.3	27.3
Variable energy fees	30.8	7.6
Deferred water delivery fees	(5.6)	(5.0)
Total water and energy fees	$95.1	$69.5

Revenue increased by $25.6 million to $95.1 million for the nine-month period ended September 30, 2006 from $69.5 million for the same period in 2005. The $3.0 million increase in water delivery fees was due to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor. The $23.2 million increase in variable energy fees was due primarily to higher rainfall in the first nine months of 2006 than in 2005 which resulted in higher water deliveries and electricity production. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense decreased by $2.5 million to $16.4 million for the nine-month period ended September 30, 2006 from $18.9 million for the same period in 2005 due to lower outstanding debt balances resulting from the scheduled repayment of debt.

Interest income increased by $1.0 million to $2.3 million for the nine-month period ended September 30, 2006 from $1.3 million for the same period in 2005 due to higher interest rates and higher cash and cash equivalents and restricted cash and investments balances.

Other, net increased to $3.0 million for the nine-month period ended September 30, 2006 from $(0.1) million for the same period in 2005. The higher other, net was due primarily to VAT recoveries exceeding obligations as a result of a change in the VAT law which became effective on November 1, 2005.

Income tax expense increased to $1.7 million for the nine-month period ended September 30, 2006 from $- million for the same period in 2005. The income tax expense relates to VAT recoveries and interest income earned outside the Philippines which are not covered by the income tax holiday.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $25.5 million and $42.3 million at September 30, 2006 and December 31, 2005, respectively.

The Company generated cash flows from operations of $98.5 million and $55.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in cash from operations in 2006 was primarily due to higher net income as a result of higher water flows and corresponding variable energy revenues, reimbursements from NIA for property taxes paid by CE Casecnan in 2005 and lower interest payments.

Cash flows used in investing activities were $40.1 million and $0.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The Company increased its restricted cash and investments related to obligations for debt service and unpaid dividends by $38.2 million, of which $25.0 million relates to timing of the payments of debt service and $13.2 million relates to the increase in unpaid dividends.

Cash flows used in financing activities $75.2 million and $36.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The Company declared dividends totaling $66.0 million during the nine-month period ended September 30, 2006 and $11.0 million during the same period in 2005 (of which $9.9 million and $1.7 million, respectively, were placed in an escrow account in the name of the Company and shown as restricted cash and investments and dividends payable in the accompanying balance sheets). The Company also repaid $18.0 million and $27.4 million on the balance of its outstanding debt obligations during the nine-month periods ended September 30, 2006 and 2005, respectively.

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days’ prior notice to LPG. Accordingly, 15% of the dividend declarations in 2004, 2005 and 2006, totaling $27.5 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying balance sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. The appeal is fully briefed and is expected to be resolved sometime in 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty. This claim is expected to be resolved sometime in 2007.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. The matter is currently in the early stages of discovery. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Real Property Tax

On July 25, 2005, CE Casecnan paid real property taxes, plus interest and penalties, due to the Province of Nueva Vizcaya of $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. A receivable of $4.5 million was recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Vizcaya tax assessment. On January 24, 2006, NIA, the Philippine Department of Finance (the “DOF”) and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of the Province of Nueva Vizcaya tax assessment in five installments during 2006. CE Casecnan has received the first four payments, totaling $3.9 million. The last payment of $0.6 million is due on December 25, 2006.

On December 28, 2005, CE Casecnan paid real property taxes of $4.7 million to the Province of Nueva Ecija. CE Casecnan has received letters from NIA and the DOF, respectively, authorizing the payment. A receivable of $4.7 million has been recorded for the expected full reimbursement to CE Casecnan in respect of the Province of Nueva Ecija tax assessment. As agreed, NIA has reimbursed CE Casecnan a total of $3.9 million in 2006. The final payment of $0.8 million is due on December 25, 2006.

The Company billed the 2006 real property taxes to NIA pursuant to the Supplemental Agreement and received timely payment from NIA. On April 27, 2006, CE Casecnan filed protests to the treasurers of the Province of Nueva Vizcaya and the Province of Nueva Ecija in order to preserve the rights and remedies of NIA which is ultimately liable for the tax. As a government owned and controlled corporation, NIA may be subject to a lower assessment level or be exempt from the tax.

Franchise Tax

On January 27, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the years 2001 to 2004 totaling $1.6 million. On April 25, 2006, CE Casecnan filed an appeal with the Regional Trial Court of Nueva Vizcaya. CE Casecnan believes that franchise tax is a tax imposed on companies which have a secondary or special franchise from the government. CE Casecnan does not have a government franchise. The Electric Power Industry Reform Act (“EPIRA”) provides that power generation is not a public utility operation and does not require a franchise. On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006. On June 30, 2006, CE Casecnan filed an appeal to the Regional Trial Court of Nueva Vizcaya after the province failed to act on the protest within the period required by law. CE Casecnan moved to consolidate the two cases, which was granted by the court. The consolidated cases are set for pre-trial on November 24, 2006.

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

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2006, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: October 26, 2006	/s/ Patrick J. Goodman
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