Form 10-K
period 2006-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2007-02-08
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⁪ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☒ No ⁪

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⁪ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁪	Accelerated filer ⁪	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ⁪ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of February 8, 2007, the number of outstanding shares of $0.038 par value common stock was 767,162.

Disclosure Regarding Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend”, “potential,” “plan,” “forecast” and similar terms. These statements are based on the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

  changes in weather conditions that could affect operating revenue;
  general economic, political and business conditions in the Philippines;
  changes in governmental, legislative or regulatory requirements affecting the Company or the power generation industry;
  availability of qualified personnel;
  changes in financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board (United States), the Financial Accounting Standards Board, the United States Securities and Exchange Commission (“SEC”) and similar entities with regulatory oversight; and
  other business or investment considerations that may be disclosed from time to time in filings with the SEC or in other publicly disseminated written documents.
Further details of the potential risks and uncertainties affecting the Company are described in the Company’s filings with the SEC, including Item 1A. Risk Factors and other discussions contained in the Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

PART I

Item 1. Business.

General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MidAmerican”) in September 1994 solely to develop, construct, own and operate a multi-purpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 megawatts (the “Casecnan Project”) located on the island of Luzon in the Republic of the Philippines (the “ROP”).

CE Casecnan’s outstanding debt securities are recourse only to the Company. MidAmerican has not guaranteed directly or indirectly the payment or performance of any Company obligations.

The Company’s principal executive office is located at 24th Floor, 6750 Building, Ayala Avenue, Makati City, Metro Manila, Philippines, and its telephone number is 63 2 892-0276. The Company’s principal operations office is located at Pantabangan in the Province of Nueva Ecija, Philippines.

In this Annual Report, references to “U.S. dollars,” “dollars,” or “$” are to the currency of the United States and references to “pesos” are to the currency of the Philippines. References to kW means kilowatts, MW means megawatts, GW means gigawatts, kWh means kilowatt hours, MWh means megawatt hours, and GWh means gigawatt hours.

The Casecnan Project

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs, and transfer that water through a transbasin tunnel of approximately 23 kilometers in length. During the water transfer, the elevation differences between the two watersheds allows electrical energy to be generated by an approximately 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel then delivers water to the existing water storage reservoir at Pantabangan, providing additional water for irrigation and increasing the potential electrical generation at two downstream hydroelectric facilities owned by the Philippine National Power Corporation (“NPC”), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Once in the reservoir at Pantabangan, the water is under the control of the Philippine National Irrigation Administration (“NIA”).

The Company has a contract with the ROP, through NIA (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”) with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the Casecnan Project will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement.

The Performance Undertaking also provides for the resolution of disputes by binding arbitration in Singapore under international arbitration rules. Construction of the Casecnan Project commenced in 1995. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippine political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buyout price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest.

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125.0 million of its 11.45% Senior Secured Series A Notes due 2005 (the “Series A Notes”), $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 (the “Series B Bonds”) and $75.0 million of its Senior Secured Floating Rate Notes due 2002 (“FRNs”), pursuant to an indenture dated November 27, 1995 (as amended to date, the “Trust Indenture”). During 2002 and 2005, the Company repaid all amounts due under the FRNs and Series A Notes, respectively. At December 31, 2006, the CE Casecnan Series B Bonds were rated BB- with stable outlook by Standard and Poor’s and B2 with stable outlook by Moody’s.

Concentration of Risk

NIA’s payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

Insurance

The Company maintains insurance with respect to the Casecnan Project of a type and in such amounts as are generally carried by companies engaged in similar businesses and owning similar projects that are financed in a similar manner. This coverage includes casualty insurance, including flood and earthquake coverage, business interruption insurance, primary and excess liability insurance, automobile insurance and workers compensation insurance. The proceeds of such insurance may not be adequate to cover reduced revenue, increased expenses or other liabilities arising from the occurrence of catastrophic events. There can be no assurance that such insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which the Company is insured will cover all losses. Nevertheless, the Company will not reduce or cancel the coverage if the insurance consultant determines it is not reasonable to do so and insurance is available on commercially reasonable terms.

Regulatory and Legislative Matters

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the NPC and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet determinable or estimable as the changes resulting from EPIRA are ongoing.

On May 24, 2005, President Arroyo signed an amended tax law to raise the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and impose value-added tax of 10% (12% effective February 1, 2006) on certain goods and services. The law and the Project Agreement permit CE Casecnan to invoice NIA for value-added tax on water delivery fees and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well. Implementation of the tax law was deferred until legal challenges were resolved. On October 18, 2005, the Philippine Supreme Court upheld the constitutionality of the tax law and implementation became effective November 1, 2005. The tax law did not have a material adverse impact on the Casecnan Project.

On January 27, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the years 2001 to 2004 totaling $1.6 million. On April 25, 2006, CE Casecnan filed an appeal with the Regional Trial Court of Nueva Vizcaya. CE Casecnan believes that franchise tax is a tax imposed on companies which have a secondary or special franchise from the government. CE Casecnan does not have a government franchise. The EPIRA provides that power generation is not a public utility operation and does not require a franchise. On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006. On June 30, 2006, CE Casecnan filed an appeal to the Regional Trial Court of Nueva Vizcaya after the province failed to act on the protest within the period required by law. CE Casecnan moved to consolidate the two cases, which was granted by the court. The consolidated cases are set for pre-trial on March 16 and April 27, 2007. On January 19, 2007, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2006 totaling $0.3 million. CE Casecnan will file a protest with the provincial treasurer of the Province of Nueva Vizcaya not later than March 20, 2007.

Employees

At December 31, 2006, the Company had 43 full-time employees.

Item 1A.  Risk Factors.

The Company is subject to numerous business, operating, environmental, political and other risks. The Company’s operations may be significantly affected by these or other factors that are beyond the Company’s control, any of which could materially affect the Company’s financial position, results of operations or cash flows.

The Company is dependent upon a single customer for substantially all of its operating revenue.

NIA’s payment obligations under the Project Agreement are the Company’s sole source of operating revenue. Any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would materially adversely affect the Company’s financial condition, results of operations and cash flows.

Company assets are subject to significant operating uncertainties.

The Casecnan Project is a complex infrastructure project and power plant. Operation of the Casecnan Project may be adversely affected by a variety of operating factors and is subject to uncertainties, including the breakdown or failure of equipment or processes or the performance of equipment at levels below those originally demonstrated, whether due to ordinary wear and tear, unexpected degradation or other events. Any of the foregoing could increase the cost of operating the Casecnan Project or require substantial capital expenditures, thereby adversely affecting the Company’s financial condition, results of operations and cash flows.

Variability in rainfall and water flows have a significant impact on Company operating revenue.

A significant portion of the Casecnan Project’s revenue is required to be paid by NIA without regard to actual water flows. However, since commencing commercial operations, approximately 21% of the Casecnan Project’s revenue has been variable energy fees that are dependent upon water flow volumes. No assurance can be given that future rainfall levels and water flows will approximate historical results.

Company assets are subject to potentially catastrophic geologic or environmental risks.

Fires, earthquakes, floods, volcanic eruptions or other similar catastrophic events could cause personal injury, loss of life, damage or destruction to the Casecnan Project, or suspension of operations. Although the Company maintains insurance coverage (including business interruption insurance) to protect against certain of these risks, the proceeds of such insurance may not be adequate to cover reduced revenue, increased expenses or other liabilities arising from the occurrence of any of the events described above. Moreover, there can be no assurance that such insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which the Company is insured will cover all losses.

The Company is subject to risk of loss from civil strife, acts of war, terrorist activities, adverse changes in monetary exchange rates, changes in law, policies or regulation, including tax law, or failure to timely obtain necessary approvals or permits and other risks arising from foreign sovereignty over areas in which the Company conducts operations.

The Casecnan Project is located in the Philippines and is therefore subject to political, economic and other uncertainties, including the risks of war, civil strife, guerilla activity, terrorism, expropriation, nationalization, renegotiation or nullification of existing contracts, changes in taxation policies, currency availability and exchange restrictions, changing political conditions and international monetary fluctuations. The government of the Philippines has exercised and continues to exercise a significant influence over the Philippine economy. There can be no assurance that future developments in the Philippines will not impair the Casecnan Project’s operations or the Company’s revenue.

The Company is subject to statutory and regulatory standards, including those related to energy and environmental laws. Business licenses and permits must be renewed annually to continue operating the Casecnan Project. Delay in receipt or failure to obtain these permits or to comply with applicable standards could restrict operation of the Casecnan Project or result in additional costs or taxes. The adoption of new laws, policies and regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment could have a material adverse affect on the Company’s ability to operate the Casecnan Project.

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

CE Casecnan’s principal property is the approximately 150 MW hydroelectric power facility, located in the central part of the island of Luzon in the ROP.

Item 3.     Legal Proceedings.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

Item 6.     Selected Financial Data.

The following table sets forth selected financial data, which should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the Company’s financial statements and the related notes to those statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. The selected financial data (amounts in thousands) has been derived from the Company’s historical financial statements.

Selected Financial Data
(In thousands)

	Year ended December 31,
	2006 (1)	2005	2004(2)	2003(2)	2002

Revenue	$148,529	$107,000	$106,847	$129,921	$138,264
Operating income	117,433	75,674	73,431	91,539	93,415
Net income	100,804	52,009	45,302	59,765	44,956

Electricity produced (GWh)	538.5	406.5	404.5	382.2	360.1
Water delivered (million cubic meters)	996.0	723.0	719.2	620.6	563.2

	As of December 31,
	2006	2005	2004	2003	2002

Total assets	$444,970	$470,017	$477,996	$565,313	$541,507
Notes payable	51,263	51,263	51,263	51,263	51,263
Long-term debt, including current portion	106,330	142,345	197,098	246,458	287,925
Stockholders’ equity	193,301	191,997	150,988	211,686	151,921

(1)	Revenue increased in 2006 due to substantially higher water flows and accompanying electricity generation.
(2)	Revenue decreased starting in October 2003 due to the NIA Arbitration Settlement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company during the periods included in the accompanying financial statements. This discussion should be read in conjunction with Item 6. Selected Financial Data and the Company’s financial statements and the related notes to those statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

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

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of each contract year is available to be earned in the succeeding contract year through December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the current contract year. Subsequent water delivery fees within the contract year are based on actual water delivered.

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 GWh per month, at a rate of $0.1596 per kWh. The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. Starting in 2009, the kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132, escalating at 1% per annum thereafter. Any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 pesos per kWh, reduced to 0.98 pesos starting 2009 and escalated at 1% per annum thereafter. Deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Years Ended December 31, 2006 and 2005

The following table provides certain operating data of the Casecnan Project for the years ended December 31:

	2006	2005
Electricity produced (GWh)	538.5	406.5
Water delivered (million cubic meters)	996.0	723.0

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2006	2005
Water delivery fees	$57.3	$53.3
Guaranteed energy fees	36.4	36.4
Variable energy fees	41.0	24.9
Deferred water delivery fees	13.8	(7.6)
Total lease rentals and service contracts revenue	$148.5	$107.0

Revenue for 2006 increased by $41.5 million to $148.5 million compared with 2005. The increase in water delivery fees was primarily due to the contractual 7.5% annual escalation factor. The higher variable energy fees in 2006 were due to higher generation for the year of 538.5 GWh compared to 406.5 GWh in 2005. Accumulated deferred water delivery fees in prior years were fully earned in 2006 due to high water deliveries which exceeded the 801.9 million cubic meters threshold. The higher generation and water deliveries were the result of above average rainfall in most months of 2006.

Interest expense for 2006 decreased $3.4 million to $21.4 million compared with 2005, due primarily to lower outstanding debt balances resulting from the scheduled repayment of debt.

Interest income for 2006 increased $1.1 million to $3.0 million compared with 2005, due to higher average cash balances and higher average interest rates on investments.

Other, net for 2006 increased $3.7 million to $4.0 million compared with 2005, due primarily to value added tax recoveries exceeding obligations as a result of a change in the value added tax law which became effective on November 1, 2005.

The provision for income tax for 2006 increased $1.2 million to $2.3 million as income not subject to the income tax holiday was higher than in 2005. The income tax holiday is scheduled to expire in December 2007 after which all CE Casecnan income will become subject to income tax at the statutory rate of 35%.

Results of Operations for the Years Ended December 31, 2005 and 2004

The following table provides certain operating data of the Casecnan Project for the years ended December 31:

	2005	2004
Electricity produced (GWh)	406.5	404.5
Water delivered (million cubic meters)	723.0	719.2

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	2005	2004
Water delivery fees	$53.3	$49.6
Guaranteed energy fees	36.4	36.4
Variable energy fees	24.9	26.9
Deferred water delivery fees	(7.6)	(6.1)
Total lease rentals and service contracts revenue	$107.0	$106.8

Revenue for 2005 increased by $0.2 illion to $107.0 illion compared with 2004. The increase in water delivery fees and deferred water delivery fees was primarily due to the contractual 7.5% annual escalation factor. Differences between calendar year operations and contract year invoicing resulted in lower variable energy fees in 2005 compared to 2004 despite marginally higher total energy production during the calendar year. The monthly billing cycle runs from the 25th day of a given calendar month to the 25th day of the following month. Within each billing cycle, the Casecnan Project must produce 19.0 GWh of electricity before it can earn variable energy fees. The electricity generated by heavy water flows in the last six days of the December 2005 (the start of the new billing cycle) did not generate any variable energy fees in calendar year 2005.

Operating expenses for 2005 decreased by $2.1 illion to $31.3 illion compared with 2004. Road maintenance was $0.7 million lower in 2005 due to damage caused by typhoons in 2004. Engineering and consulting expenses were $0.7 million lower in 2005 due to plant optimization activities in 2004 and the construction contract arbitration settlement in April 2004. Depreciation expense decreased by $0.5 million in 2005 due to the lower depreciable base resulting from the construction contract arbitration settlement in April 2004.

Interest expense for 2005 decreased $4.7 million to $24.8 million compared with 2004, due primarily to lower outstanding debt balances resulting from the scheduled repayment of debt.

The provision for income tax for 2005 increased by $1.0 million to $1.1 million compared with 2004. In 2005, the Company recorded income tax expense of $0.7 million on interest income earned outside the Philippines.

Liquidity and Capital Resources

CE Casecnan constructed and operates the Casecnan Project, which was developed as an unsolicited proposal under the Philippine build-own-operate-transfer law, pursuant to the terms of the Project Agreement. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987 (Executive Order No. 226). Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations, tax and duty-free importation of capital equipment, tax credits on domestic capital equipment, and exemption from customs duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and owns and operates the Casecnan Project for the term of the Cooperation Period, which commenced on December 11, 2001. During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

The ROP has provided a Performance Undertaking under which NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

The Company’s cash and cash equivalents were $31.9 million and $42.3 million at December 31, 2006 and 2005, respectively.

The Company generated cash flows from operations of $124.8 million and $78.7 million in 2006 and 2005, respectively. The increase in 2006 was primarily due to cash receipts from higher variable energy fees of $19.4 million, higher water delivery fees of $4.0 million due to the 7.5% contractual escalation factor, lower interest paid in 2006 of $6.4 million, reimbursements to the Company of $9.7 million for real property taxes paid in 2005 and value added tax recoveries of $3.4 million.

The Company used $19.6 million and received $10.1 million for investing activities in 2006 and 2005, respectively. Capital expenditures were $1.9 million and $0.5 million in 2006 and 2005, respectively. Restricted cash and investments for debt service obligations and dividends payable increased by $17.7 million in 2006, due primarily to the 15% of 2006 dividends and related interest which is deposited in an escrow account and shown as part of restricted cash and investments in the Balance Sheets. In 2005, restricted cash and investments for debt service obligations and dividends payable decreased by $10.6 million due to lower scheduled principal payments due in 2006.

The Company used $115.6 million and $63.2 million for financing activities for the years ended December 31, 2006 and 2005, respectively. The Company declared dividends totaling $99.5 million in 2006 and $11.0 million in 2005 (of which $14.9 million and $1.7 million respectively, were placed in an escrow account in the name of the Company and shown as restricted cash and investments and dividends payable in the Balance Sheets). The Company repaid $36.0 million and $54.8 million on the balance of the Series A Notes and Series B Bonds in 2006 and 2005, respectively.

The Company’s cash and cash equivalents were $42.3 million and $16.7 million at December 31, 2005 and 2004, respectively.

The Company generated cash flows from operations of $78.7 million and $76.8 million in 2005 and 2004, respectively. The increase in 2005 was primarily due to higher water delivery fees of $3.7 million due to the 7.5% contractual escalation factor, lower interest paid in 2005 of $ 6.5 million and the payment of property taxes of $9.2 million in 2005.

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

The Company used $63.2 million and $139.1 million for financing activities for the years ended December 31, 2005 and 2004, respectively. The Company declared dividends totaling $11.0 million in 2005 and $106.0 million in 2004 (of which $1.7 million and $15.9 million, respectively were set aside in a separate bank account in the name of the Company and shown as restricted cash and investments and dividends payable in the Balance Sheets). The Company repaid $54.8 million and $49.4 million on the balance of the Series A Notes and Series B Bonds in 2005 and 2004, respectively.

NIA Arbitration Settlement

In connection with the NIA Arbitration Settlement on October 15, 2003, NIA delivered to CE Casecnan a $97.0 million ROP Note, which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the dividend declarations in 2006, 2005 and 2004, totaling $32.5 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. The appeal is fully briefed, was argued on January 4, 2007 and is expected to be resolved sometime in 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty. This claim is expected to be resolved sometime in 2007.

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

Obligations and Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt and notes payable. Material obligations as of December 31, 2006 are as follows (in thousands):

	Payments Due by Period
		1	2-3	4-5	>5
	Total	Year	Years	Years	Years

Contractual cash obligations:
Long-term debt	$106,330	$37,730	$51,450	$17,150	$-
Note payable (1)	51,263	-	-	-	51,263
Interest	86,079	30,909	21,402	12,589	21,179
Total contractual cash obligations	$243,672	$68,639	$72,852	$29,739	$72,442

(1)	The maturity date of the note is November 1, 2015. However, CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available.

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

Interest Rate Risk

At December 31, 2006, the Company had fixed-rate long-term debt of $106.3 million in principal amount and having a fair value of $113.8 million. At December 31, 2005, the Company had fixed-rate long-term debt of $142.3 million in principal amount and having a fair value of $153.4 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $1.3 million if interest rates were to increase by 10% from their levels at December 31, 2006. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

Credit Risk

NIA’s payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. NIA must obtain U.S. Dollars to fund its payment obligations. Because of the Company’s dependence on NIA, any material failure of NIA to obtain U.S. Dollars and fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of December 31, 2006 and 2005, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers member firm
Makati City, Philippines
February 8, 2007

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,946	$42,317
Restricted cash and investments	62,659	44,956
Trade receivable, net	14,002	26,638
Prepaid insurance and other current assets	6,008	5,215
Total current assets	114,615	119,126
Bond issue costs, net	1,057	1,745
Property, plant and equipment, net	324,203	344,051
Deferred income tax	5,095	5,095
Total assets	$444,970	$470,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,264	$6,468
Dividends payable	32,475	17,550
Accrued interest	15,326	10,592
Payable to affiliates	41,011	36,046
Current portion of long-term debt	37,730	36,015
Total current liabilities	131,806	106,671

Notes payable	51,263	51,263
Deferred revenue	-	13,756
Long-term debt, net of current portion	68,600	106,330
Total liabilities	251,669	278,020

Commitments and contingencies (Note 11)

Stockholders’ equity:
Capital stock - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	69,465	68,161
Total stockholders’ equity	193,301	191,997
Total liabilities and stockholders’ equity	$444,970	$470,017

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Lease rentals and service contracts	$148,529	$107,000	$106,847

Operating expenses:
Depreciation	21,728	21,543	21,972
Plant operations and other operating expenses	9,368	9,783	11,444
Total operating expenses	31,096	31,326	33,416

Operating income	117,433	75,674	73,431

Other income (expense):
Interest expense	(21,355)	(24,812)	(29,468)
Interest income	3,010	1,938	1,539
Other, net	3,978	303	(98)
Total other expense, net	(14,367)	(22,571)	(28,027)

Income before provision for income tax	103,066	53,103	45,404
Provision for income tax	2,262	1,094	102

Net income	$100,804	$52,009	$45,302

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except shares)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

Balance, January 1, 2004	767,162	$29	$123,807	$87,850	$211,686
Net income	-	-	-	45,302	45,302
Dividends declared	-	-	-	(106,000)	(106,000)
Balance, December 31, 2004	767,162	29	123,807	27,152	150,988
Net income	-	-	-	52,009	52,009
Dividends declared	-	-	-	(11,000)	(11,000)
Balance, December 31, 2005	767,162	29	123,807	68,161	191,997
Net income	-	-	-	100,804	100,804
Dividends declared	-	-	-	(99,500)	(99,500)
Balance, December 31, 2006	767,162	$29	$123,807	$69,465	$193,301

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$100,804	$52,009	$45,302
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,728	21,543	21,972
Amortization of bond issue costs	688	933	1,183
Provision for deferred income tax	-	276	-
Changes in other items:
Trade receivable, net	12,636	(1,396)	(8,791)
Prepaid insurance and other current assets	(792)	2,119	5,686
Accounts payable and other accrued liabilities	(1,204)	(6,529)	8,921
Accrued interest	4,733	2,110	1,114
Accrued liquidated damages	-	-	(3,800)
Deferred revenue	(13,756)	7,636	5,218
Net cash flows from operating activities	124,837	78,701	76,805

Cash flows from investing activities:
Additions to property, plant and equipment	(1,880)	(462)	(4,049)
Liquidated damages received, net of amounts accrued	-	-	18,900
Collection of ROP Note	-	-	97,000
(Increase) decreased in restricted cash and investments for debt service obligations and dividends payable	(17,703)	10,551	(37,386)
Net cash flows from (used in) investing activities	(19,583)	10,089	74,465

Cash flows from financing activities:
Increase in payable to affiliates	4,965	898	409
Payment of long-term debt	(36,015)	(54,753)	(49,360)
Cash dividends paid	(84,575)	(9,350)	(90,100)
Net cash flows used in financing activities	(115,625)	(63,205)	(139,051)

Net change in cash and cash equivalents	(10,371)	25,585	12,219
Cash and cash equivalents at beginning of period	42,317	16,732	4,513
Cash and cash equivalents at end of period	$31,946	$42,317	$16,732

Supplemental Disclosure:
Interest paid	$17,704	$24,150	$30,638
Income taxes paid	$2,440	$89	$102

In 2004, the investment in property, plant and equipment was reduced by $23.9 million involving receipt of cash of $18.9 million and reversal of liabilities of $5.0 million pursuant to settlement of the construction contract arbitration (Note 7).

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

The Company is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987 (Executive Order No. 226). Under the terms of its registration, the Company is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations, tax and duty-free importation of capital equipment, tax credits on domestic capital equipment, and exemption from customs duties and national internal revenue taxes for the importation and unrestricted use of the consigned equipment for the development, construction, start-up, testing and operation of the power plant. The registration also requires, among others, the maintenance of a debt-to-equity ratio not exceeding 75:25 during commercial operations. The income tax holiday will expire on December 11, 2007.

In April 2003, CE Casecnan Ltd. assigned a 70% stockholding in the Company to CE Casecnan II, Inc., a Philippine company, in exchange for the latter’s shares of stock. The Company became 70% owned by CE Casecnan II, Inc., and 30% owned by CE Casecnan Ltd. which are both indirectly wholly owned subsidiaries of Midamerican.

References to “U.S. dollars,” “dollars,” or “$” are to the currency of the United States and references to “pesos” are to the currency of the Philippines. References to kW means kilowatts, MW means megawatts, GW means gigawatts, kWh means kilowatt hours, MWh means megawatt hours, and GWh means gigawatt hours.

2.   Summary of Significant Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The more significant accounting policies and practices of the Company are set forth below:

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

Reclassifications

Certain amounts in the 2005 financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of $0.7 million from accounts payable and other accrued liabilities to payable to affiliates in the Balance Sheets and from operating activities to financing activities in the Statements of Cash Flows. Such reclassification did not impact previously reported net income or retained earnings.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates used in preparing the financial statements.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash with maturities of three months or less from the date of acquisition and that are subject to an insignificant risk of change in value.

Restricted Cash and Investments

Restricted cash and investments are composed of debt service funds and undistributed dividends that are contractually restricted as to their use and require the maintenance of specific minimum balances. Since the Company has the positive intent and ability to hold all of its investments to maturity, these are classified as held to maturity and recorded at amortized cost. The carrying amount of investments as of December 31, 2006, approximates their fair value, which is based on quoted market prices as provided by the financial institution holding the investments.

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

Deferred Income Taxes

Deferred income tax assets and liabilities are based on differences between the financial statements and tax bases of assets and liabilities using the estimated tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances have been established for certain deferred income tax assets where management has judged that realization is not likely.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. Any resulting impairment loss is reflected in the Statement of Operations.

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

The annual water delivery revenue is recorded on the basis of the contractual minimum guaranteed water delivery threshold for the respective contract year. If and when actual cumulative deliveries within a contract year exceed the minimum threshold, additional revenue is recognized and calculated as the product of the water deliveries in excess of the minimum threshold and the applicable unit price up to the maximum contractually allowed water delivery volume. The Company defers revenue on the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement. The cumulative deferred water delivery revenue, amounting to $13.8 million as of December 31, 2005, was fully earned in 2006. At December 31, 2006, there was no cumulative deferred water delivery revenue. Water delivery revenues do not include value added taxes.

Revenue from electricity consists of guaranteed energy fees with fixed monthly amounts and is recognized based on the contractually guaranteed energy deliveries. Actual deliveries of energy less than the fixed, monthly contractual amounts will not result in any reduction of the guaranteed energy fee. The variable energy fee is recognized when deliveries of energy exceed the guaranteed energy in any contract year. The variable energy fee will not be recognized until all cumulative electrical energy shortfalls in previous months have been made up. At December 31, 2006, there was no cumulative electrical energy shortfall.

3.    New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of the provisions of FIN 48 effective January 1, 2007 will have a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which will become effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has not yet determined the impact of SFAS No. 157 on its statements of operations, financial position or cash flows.

4.   Restricted Cash and Investments

Restricted cash and investments consist of the following (in thousands):

	December 31,
	2006	2005

Debt service reserve fund	$25,407	$26,718
Dividend set aside account	37,252	18,238
	$62,659	$44,956

Restricted cash and investments represent various held-to-maturity U.S. dollar investments bearing interest rates of 4.16% to 5.43% (2005 - 2.03% to 4.20%). These restricted cash and investments have an average maturity of 25 days.

5. NIA Settlement Agreement

In connection with the NIA Arbitration Settlement on October 15, 2003, NIA delivered to CE Casecnan a $97.0 million ROP Note, which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004. In addition to providing for the dismissal with prejudice of all claims by CE Casecnan and counterclaims by NIA in the arbitral proceeding, the Supplemental Agreement supplements and amends the Project Agreement in certain respects as summarized below:

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

6.   Trade Receivable, Net

Trade receivable pertains to the receivable due for lease rentals, service income and recoverable taxes billed pursuant to the provisions of the Project Agreement with NIA, as follows (in thousands):

	December 31,
	2006	2005

Water delivery fee	$9,420	$17,299
Guaranteed energy delivery fee	3,676	3,676
Variable energy delivery fee	1,543	6,317
Total trade receivable	14,639	27,292
Allowance for doubtful accounts	(637)	(654)
Trade receivable, net	$14,002	$26,638

The water delivery fee includes claims for tax reimbursement from NIA pursuant to the Supplemental Agreement amounting to $3.1 million and $11.5 million as of December 31, 2006 and 2005, respectively. The allowance for doubtful accounts as of December 31, 2006 and 2005 represents the Company’s estimate of the uncollectible portion of the receivable balance. The activity for the Company’s allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance, January 1	$(654)	$(819)	$(2,044)
Recoveries	17	165	1,225
Balance, December 31	$(637)	$(654)	$(819)

7.   Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 consists of the following (in thousands):

	December 31,
	2006	2005
Hydroelectric power facility	$431,323	$429,869
Office and building structures	1,149	1,149
Transportation and other equipment	1,781	1,388
Total operating assets	434,253	432,406
Accumulated depreciation	(110,050)	(88,355)
Property, plant and equipment, net	$324,203	$344,051

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

8.   Long-Term Debt

On November 27, 1995, the Company issued $371.5 million of notes and bonds (the “Securities”) to finance the construction of the Casecnan Project. These debts consisted of $75.0 million Senior Secured Floating Rate Notes (“FRNs”) bearing interest at LIBOR plus 3.00%, which were paid in installments through November 15, 2002; $125.0 million Senior Secured Series A Notes (“Series A Notes”) with interest at 11.45% payable, which were paid in semiannual installments through November 15, 2005; and $171.5 million Senior Secured Series B Bonds (“Series B Bonds”) with interest at 11.95% payable in semiannual installments up to 2010. For the year ended December 31, 2006, the Series B Bonds had an effective interest rate of 13.97%, inclusive of bond issue cost amortization.

The repayment schedule of the Series B Bonds as of December 31, 2006 is as follows (in thousands):

2007	37,730
2008	37,730
2009	13,720
2010	17,150
$106,330

The Securities are senior debt of the Company and are secured by an assignment of all revenue that will be received from the Casecnan Project, a collateral assignment of all material contracts, a lien on any accounts and funds on deposit under a Deposit and Disbursement Agreement, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company. The Securities rank pari passu with and will share the collateral on a pro rata basis with other senior secured debt, if any.

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

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm’s length transactions or agreements with affiliates; sale, lease, or transfer of properties material to the Casecnan Project, among others. In connection with the foregoing secured indebtedness, the Company, on November 27, 1995, entered into a Deposit and Disbursement Agreement whereby The Bank of New York Trust Company, NA (formerly known as JPMorgan Chase Bank, N.A. /Chemical Trust Company of California) acts as a depositary and a collateral agent. As a depositary agent, it will hold monies, instruments and Securities pledged by the Company to the collateral agent.

Refer to Note 12 for a discussion of the fair value of the outstanding Securities.

9.   Income Taxes

Since commencing commercial operations in December 2001, the Company has not incurred income tax expense on its operating income due to a six year income tax holiday received from the Philippine Board of Investments. During the years ended December 31, 2006, 2005 and 2004, CE Casecnan incurred $2.3 million, $1.1 million and $0.1 million, respectively of income taxes on interest income earned outside the Philippines and on other income resulting from the change in the value-added tax law, both of which are activities not covered by the income tax holiday. The Company’s deferred income tax asset of $5.1 million as of December 31, 2006 and 2005 consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

On May 24, 2005, President Arroyo signed an amended tax law to raise the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and impose value-added tax of 10% (12% effective February 1, 2006) on certain goods and services. The law and the Project Agreement permit CE Casecnan to invoice NIA for value-added tax on water delivery fees and, if electricity generated from hydro-electric power were to become subject to value-added tax, on energy delivery fees as well. Implementation of the tax law was deferred until legal challenges were resolved. On October 18, 2005, the Philippine Supreme Court upheld the constitutionality of the tax law and implementation became effective November 1, 2005. The tax law did not have a material adverse impact on the Casecnan Project.

10.   Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $41.0 million and $36.0 million at December 31, 2006 and 2005, respectively. Costs incurred by the Company in transactions with related parties amounted to $3.3 million, $1.4 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and consist primarily of cost allocations.

As of December 31, 2006 and 2005, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder. On November 1, 2005, the Company extended the due date of the notes from November 15, 2005 to November 1, 2006 and amended the interest rate to 10% per annum, effective November 1, 2005. On December 6, 2005, the notes’ original maturity date was changed to November 1, 2015 and the interest rate from LIBOR plus 2% to LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $5.3 million, $2.9 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest by two percentage points. At December 31, 2006, the effective interest rate on the notes was 10.63%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The unsecured subordinated notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 and as amended on November 1, 2005 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement. The Company intends to repay the notes or convert them to some form of capital prior to maturity.

11.   Commitments and Contingencies

Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the dividend declarations in 2006, 2005 and 2004, totaling $32.5 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. The appeal is fully briefed and is expected to be resolved sometime in 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty. This claim is expected to be resolved sometime in 2007.

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

Real Property Tax

On July 25, 2005, CE Casecnan paid real property taxes, plus interest and penalties, to the Province of Nueva Vizcaya of $4.5 million and submitted an invoice for reimbursement of such amount to NIA in accordance with the Supplemental Agreement. On January 24, 2006, NIA, the Philippine Department of Finance (the “DOF”) and CE Casecnan agreed that NIA will reimburse CE Casecnan the full amount of the Province of Nueva Vizcaya tax assessment in five installments during 2006. As agreed, NIA has reimbursed CE Casecnan the total amount owed in 2006.

On December 28, 2005, CE Casecnan paid real property taxes of $4.7 million to the Province of Nueva Ecija. CE Casecnan has received letters from NIA and the DOF, respectively, authorizing the payment. As agreed, NIA has reimbursed CE Casecnan the total amount owed in 2006.

Concentration of Risk

NIA’s payments of obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations. No stockholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

Regulatory environment

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the Philippine National Power Corporation and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may have an impact on the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet determinable or estimable as the changes resulting from EPIRA are ongoing.

On January 27, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the years 2001 to 2004 totaling $1.6 million. On April 25, 2006, CE Casecnan filed an appeal with the Regional Trial Court of Nueva Vizcaya. CE Casecnan believes that franchise tax is a tax imposed on companies which have a secondary or special franchise from the government. CE Casecnan does not have a government franchise. The EPIRA provides that power generation is not a public utility operation and does not require a franchise. On March 30, 2006, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2005 totaling $0.3 million. CE Casecnan filed a protest with the treasurer of the Province of Nueva Vizcaya on April 5, 2006. On June 30, 2006, CE Casecnan filed an appeal to the Regional Trial Court of Nueva Vizcaya after the province failed to act on the protest within the period required by law. CE Casecnan moved to consolidate the two cases, which was granted by the court. The consolidated cases are set for pre-trial on March 16 and April 27, 2007. On January 19, 2007, CE Casecnan received from the Province of Nueva Vizcaya a franchise tax assessment for the year 2006 totaling $0.3 million. CE Casecnan will file a protest with the provincial treasurer of the Province of Nueva Vizcaya not later than March 20, 2007.

12.   Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction. The methods and assumptions used to estimate fair value are as follows:

Cash, trade receivable, accounts payable and accrued expenses

The carrying amounts reported in the Balance Sheets approximate fair value due to the liquidity, the short maturity and nature of such items.

Notes payable

The Company has outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a stockholder, due November 1, 2015 (see Note 10) with interest calculated at LIBOR plus 5.25%. It is not practicable to estimate the fair value of the notes payable for a variety of reasons, including the absence of quoted market prices for the notes and their subordination provisions to the existing senior debt of the Company.

Long-term debt

The fair value of the Company’s long-term debt is estimated based on quoted market prices of similar types of arrangements. At December 31, 2006, the Company had fixed-rate long-term debt of $106.3 million in principal amount and having a fair value of $113.8 million. At December 31, 2005, the Company had fixed-rate long-term debt of $142.3 million in principal amount and having a fair value of $153.4 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $1.3 million if interest rates were to increase by 10% from their levels at December 31, 2006. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

13.   Operating Lease Rentals and Service Income

The following is the minimum lease rentals and service income in the next five years on the noncancelable operating lease as of December 31, 2006 (in thousands):

Year Ended
December 31,	Amount

2007	$88,053
2008	88,053
2009	88,053
2010	88,053
2011	66,037
2012 - 2021	880,490

The reduction in minimum lease rentals and service income in 2011 reflects the period of time the Casecnan Project is not expected to deliver water and generate electricity due to a scheduled major plant overhaul and tunnel inspection. Variable lease rentals and service income amounted to $41.0 million in 2006, $24.9 million in 2005 and $26.9 million in 2004.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Company’s management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the fourth quarter of 2006 in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company:

David L. Sokol	50	Director and Chairman
Gregory E. Abel	44	Vice Chairman
Joseph L. Sullivan	52	Director, President and General Manager
Patrick J. Goodman	40	Director, Senior Vice President and Chief Financial Officer
Douglas L. Anderson	48	Director, Senior Vice President, General Counsel and Assistant Secretary
Brian K. Hankel	44	Vice President and Treasurer
Scott LaPrairie	49	Director
Mitchell L. Pirnie	48	Vice President
Linda B. Castillo	47	Director
Trinity S. Gatuz	40	Director
Belinda E. Dugan	38	Director
Suzy Lyn A. Bayona	31	Director
Pearl T. Liu	51	Director

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

Gregory E. Abel. In addition to serving as Vice Chairman of the Company, Mr. Abel is President and Chief Operating Officer of MidAmerican. Mr. Abel joined MidAmerican in 1992 and initially served as Vice President and Controller. Mr. Abel is a Chartered Accountant and from 1984 to 1992 was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry. Mr. Abel is a director of PacifiCorp.

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

Patrick J. Goodman. In addition to serving as Director, Senior Vice President and Chief Financial Officer for the Company, Mr. Goodman is Senior Vice President and Chief Financial Officer of MidAmerican. Mr. Goodman joined MidAmerican in June 1995 and served in various financial positions including Chief Accounting Officer. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at PricewaterhouseCoopers. Mr. Goodman is a director of PacifiCorp.

Douglas L. Anderson. In addition to serving as Director, Senior Vice President, General Counsel and Assistant Secretary for the Company, Mr. Anderson is Senior Vice President, General Counsel and Corporate Secretary of MidAmerican. Mr. Anderson joined MidAmerican in February 1993 and has served in various legal positions including General Counsel of the Company’s independent power affiliates. Prior to that, Mr. Anderson was a corporate attorney in private practice. Mr. Anderson is a director of PacifiCorp.

Brian K. Hankel. In addition to serving as Vice President and Treasurer for the Company, Mr. Hankel is Vice President and Treasurer for MidAmerican. Mr. Hankel joined MidAmerican in February 1992 as a Treasury Analyst and served in that position until December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992.

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

Linda B. Castillo.  In addition to serving as a Director of the Company, Ms. Castillo is Vice President and Corporate Counsel for the Company and certain of its affiliates. Ms. Castillo joined CalEnergy International in October 2000 as Director for Corporate Affairs until August 2001 when she was appointed Vice President and Corporate Counsel. Prior to joining the company, Ms. Castillo was Vice President and General Counsel of PhilSteel Holdings Company and its affiliates from 1999 to 2000 and prior to that was a Director and Corporate Counsel of CAR, Inc. from 1996 to 1998.

Trinity S. Gatuz.  In addition to serving as a Director of the Company, Ms. Gatuz is Vice President for Finance and Accounting for the Company and its affiliates. Ms. Gatuz joined CalEnergy International in August 1994 and served in various positions including Accounting Manager. Prior to joining CalEnergy International, Ms. Gatuz was Head of General Accounting of EasyCall Communications Philippines, Inc.

Belinda E. Dugan. In addition to serving as a Director of the Company, Ms. Dugan is Legal Counsel for the Company and certain of its affiliates. Ms. Dugan joined CalEnergy International in January 2003. Prior to joining the company, Ms. Dugan was a Senior Tax Manager for Punongbayan & Araullo from 1994 to 2000 and a Legal and Tax Manager for Asea Brown Boveri, Inc. from 2000 to 2002.

Suzy Lyn A. Bayona. In addition to serving as a Director of the Company, Ms. Bayona is Senior Accountant for the Company and certain of its affiliates. Ms. Bayona joined CalEnergy International in January 2000 as Accountant. Prior to joining the company, Ms. Bayona was a senior auditor at Sycip Gorres Velayo & Company.

Pearl T. Liu. In addition to serving as a Director of the Company, Ms.Liu is Corporate Secretary for the Company.

Audit Committee Matters

During the fiscal year ended December 31, 2006 and as of the date of this Report, the Board of Directors had no committees, including any audit committee. The Company is not an issuer as defined in the Sarbanes-Oxley Act of 2002, it does not have a class of securities listed on any securities exchange, and it is not required to have an audit committee.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Description of Capital Stock

As of December 31, 2006, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 Philippine peso ($0.038) per share (the “Common Stock”), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2006 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the stockholders for a vote.

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

(2)
Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the dividend declarations in 2006, 2005 and 2004, totaling $32.5 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MidAmerican and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. The appeal is fully briefed, was argued on January 4, 2007 and is expected to be resolved sometime in 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty. This claim is expected to be resolved sometime in 2007.

(3)
Includes rights to 115,000 shares, which rights were purchased from San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in 1998. The 115,000 shares are subject to the ownership adjustment mechanism in the Stockholders Agreement discussed in Note 11. San Lorenzo retained an option to repurchase the 115,000 shares, if any, remaining after such ownership adjustment.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.   Principal Accountant Fees and Services.

Aggregate fees billed to CE Casecnan during the fiscal years ended December 31, 2006 and 2005 by its principal accountant, Isla Lipana & Co. formerly Joaquin Cunanan & Co. (A PricewaterhouseCoopers Member Firm) are set forth below (in thousands). The audit committee of MidAmerican has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence and concluded that these are not independence impairing services.

	Year Ended December 31,
	2006	2005

Audit Fees (1)	$63	$122
Audit-Related Fees (2)	5	-
Tax Fees (3)	36	20
All Other Fees	-	-
Total aggregate fees billed	$104	$142

(1)
Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered for the audit of the Company’s financial statements included in the Company’s Form 10-K, review of the Company’s financial statements included in the Company’s Form 10-Qs and for services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Services included in this category include audits of benefit plans, due diligence for possible acquisitions and consultation pertaining to new and proposed accounting and regulatory rules.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 8, 2007.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

By:	/s/ * Joseph L. Sullivan
Joseph L. Sullivan
President
(chief executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Sullivan*	Director, President and General Manager	February 8, 2007
Joseph L. Sullivan	(Principal Executive Officer)

/s/ Patrick J. Goodman*	Director, Senior Vice President and Chief Financial Officer	February 8, 2007
Patrick J. Goodman	(Principal Financial Officer)

/s/ David L. Sokol*	Director and Chairman	February 8, 2007
David L. Sokol

/s/ Douglas L. Anderson	Director, Senior Vice President, General Counsel	February 8, 2007
Douglas L. Anderson	and Assistant Secretary

/s/ Linda B. Castillo*	Director	February 8, 2007
Linda B. Castillo

/s/ Trinity S. Gatuz*	Director	February 8, 2007
Trinity S. Gatuz

/s/ Belinda E. Dugan*	Director	February 8, 2007
Belinda E. Dugan

/s/ Suzy Lyn A. Bayona*	Director	February 8, 2007
Suzy Lyn A. Bayona

/s/ Pearl T. Liu*	Director	February 8, 2007
Pearl T. Liu

Scott LaPrairie	Director	February 8, 2007

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