Form 10-Q
period 2007-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2007-04-26
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of April 25, 2007, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of March 31, 2007, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2006, and the related statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
April 25, 2007

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$57,059	$31,946
Restricted cash and investments	63,545	62,659
Trade receivable, net	14,272	14,002
Prepaid insurance and other current assets	6,213	6,008
Total current assets	141,089	114,615
Property, plant and equipment, net	318,793	324,203
Deferred income taxes	5,095	5,095
Bond issue costs, net	927	1,057
Total assets	$465,904	$444,970

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,544	$5,264
Dividends payable	32,475	32,475
Accrued interest	19,846	15,326
Payable to affiliates	41,591	41,011
Notes payable	51,263	-
Current portion of long-term debt	37,730	37,730
Total current liabilities	188,449	131,806

Notes payable	-	51,263
Deferred revenue	1,880	-
Long-term debt, net of current portion	68,600	68,600
Total liabilities	258,929	251,669

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	83,139	69,465
Total shareholders’ equity	206,975	193,301
Total liabilities and shareholders’ equity	$465,904	$444,970

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Three Months
	Ended March 31,
	2007	2006

Revenue:
Lease rentals and service contracts	$24,338	$32,727

Operating expenses:
Depreciation	5,406	5,393
Plant operations and other operating expenses	1,823	1,995
Total operating expenses	7,229	7,388

Operating income	17,109	25,339

Other income (expense):
Interest expense	(4,650)	(5,668)
Interest income	861	869
Other, net	980	1,208
Total other expense, net	(2,809)	(3,591)

Income before provision for income tax	14,300	21,748

Provision for income tax	626	536

Net income	$13,674	$21,212

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

January 1, 2006	767,162	$29	$123,807	$68,161	$191,997
Net income	-	-	-	21,212	21,212
Balance, March 31, 2006	767,162	$29	$123,807	$89,373	$213,209

January 1, 2007	767,162	$29	$123,807	$69,465	$193,301
Net income	-	-	-	13,674	13,674
Balance, March 31, 2007	767,162	$29	$123,807	$83,139	$206,975

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Three Months
	Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$13,674	$21,212
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,406	5,393
Amortization of bond issue costs	130	172
Changes in other items:
Trade receivable, net	(270)	4,841
Prepaid insurance and other current assets	(205)	(325)
Accounts payable and other accrued liabilities	280	1,593
Accrued interest	4,520	5,497
Deferred revenue	1,880	1,881
Net cash flows from operating activities	25,415	40,264

Cash flows from investing activities:
Disposals (additions) to property, plant and equipment	4	(303)
Increase in restricted cash and investments for debt service obligations and dividends payable	(886)	(2,537)
Net cash flows used in investing activities	(882)	(2,840)

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	580	(1,815)
Net cash flows from (used in) financing activities	580	(1,815)

Net change in cash and cash equivalents	25,113	35,609
Cash and cash equivalents at beginning of period	31,946	42,317
Cash and cash equivalents at end of period	$57,059	$77,926

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”) with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

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

The Company’s operations are in one reportable segment, the water delivery and electricity generation industry.

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the unaudited Financial Statements contain all adjustments, including normal recurring items, considered necessary for a fair presentation of the financial position as of March 31, 2007 and the results of operations, of changes in shareholders’ equity and of cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates include, but are not limited to, allowance for doubtful accounts, long-lived asset recovery and the accounting for contingencies. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in the preparation of the Financial Statements. The December 31, 2006 financial data have been derived from audited financial statements. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2007.

(2)	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and such adoption did not have a material effect on the Financial Statements.

(3)	Restricted Cash and Investments

Restricted cash and investments consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Debt service reserve fund	$25,660	$25,407
Dividend set aside account	37,885	37,252
	$63,545	$62,659

(4)	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $41.6 million and $41.0 million at March 31, 2007 and December 31, 2006, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.9 million and $0.3 million for the three-month periods ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 and December 31, 2006, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder. The notes mature on November 1, 2015, and bear an interest rate of LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $1.3 million and $1.2 million for the three-month periods ended March 31, 2007 and 2006, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At March 31, 2007, the effective interest rate on the notes was 10.63%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001 and as amended on November 1, 2005 between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement. As a result of the decision in the shareholder litigation described below, the Company believes that CE Casecnan Ltd. will demand payment of notes and accrued interest within the next twelve months. Therefore, the notes have been classified as a current liability.

(5)	Commitments and Contingencies

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the Company’s dividend declarations from 2004 to 2006, totaling $32.5 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. On February 21, 2007, the appellate court issued a decision reversing the lower court's judgment on one of the disputed issues. As a result of the decision, CE Casecnan Ltd. determined that LPG would retain an ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. On April 4, 2007, CE Casecnan Ltd. filed a motion for release of the escrow funds to LPG (two-thirds) and CE Casecnan Ltd. (one-third). LPG filed an opposition to the distribution of one-third of the escrow funds to CE Casecnan Ltd. The Company expects the motion to be heard on April 26, 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. Discovery is ongoing in the case. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 (“EPIRA”) provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya and a hearing is scheduled for April 27, 2007.

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

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) during the periods included herein. This discussion should be read in conjunction with the Company’s historical Financial Statements and the related notes thereto included elsewhere in this report. The Company’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

From time to time, CE Casecnan may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, collections, pricing strategies, changes in the electric generation industry, financing needs and availability, statements of the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

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

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. The per cubic meter water delivery fee rate is $0.029 per cubic meter as of January 1, 1994 and escalated at 7.5% per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last 15 years of the Cooperation Period. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of the contract year is available to be earned in the succeeding contract year through December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the current contract year are based on actual water delivered.

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

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

The following table provides certain operating data of the Casecnan Project for the three-month periods ended March 31:

	2007	2006

Electricity produced (GWh)	59.0	120.6
Water delivered (million cubic meters)	102.5	216.4

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees for the three-month periods ended March 31, as follows (in millions):

	2007	2006

Water delivery fees	$14.8	$13.9
Guaranteed energy fees	9.1	9.1
Variable energy fees	2.3	11.6
Deferred water delivery fees	(1.9)	(1.9)
Total lease rentals and service contracts revenue	$24.3	$32.7

Revenue decreased by $8.4 million to $24.3 million for the three-month period ended March 31, 2007 from $32.7 million for the same period in 2006. The decrease in variable energy fees was due primarily to the lower rainfall which resulted in lower electricity production in the first quarter of 2007 than in 2006. The increase in water delivery fees was due to the contractual 7.5% annual escalation factor. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense decreased by $1.0 million to $4.7 million for the three-month period ended March 31, 2007 from $5.7 million for the same period in 2006, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

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

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company’s (“MidAmerican”), and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

The Company’s cash and cash equivalents were $57.1 million and $31.9 million at March 31, 2007 and December 31, 2006, respectively.

Cash flows from operations were $25.4 million and $40.3 million for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease in cash from operations in 2007 was primarily due to lower variable energy revenue resulting from lower water flow and related energy generation in 2007 and higher collections of trade receivables in the first quarter of 2006.

Cash flows used in investing activities were $0.9 million and $2.8 million for the three-month periods ended March 31, 2007 and 2006, respectively. The Company increased its restricted cash related to obligations for debt service and unpaid dividends by $0.9 million and $2.5 million, respectively, in the first quarter of 2007 and 2006.

Cash flows from (used in) financing activities were $0.6 million and ($1.8) million for the three-month periods ended March 31, 2007 and 2006, respectively. The Company accrued an additional $0.6 million payable to the minority shareholder in 2007. Certain advances from MidAmerican to the Company were repaid in 2006.

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the Company’s dividend declarations from 2004 to 2006, totaling $32.5 million, was set aside in a separate bank account in the name of the Company and is shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of the Company and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. On February 21, 2007, the appellate court issued a decision reversing the lower court’s judgment on one of the disputed issues. As a result of the decision, CE Casecnan Ltd. determined that LPG would retain an ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. On April 4, 2007, CE Casecnan Ltd. filed a motion for release of the escrow funds to LPG (two-thirds) and CE Casecnan Ltd. (one-third). LPG filed an opposition to the distribution of one-third of the escrow funds to CE Casecnan Ltd. The Company expects the motion to be heard on April 26, 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. Discovery is ongoing in the case. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 (“EPIRA”) provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya and a hearing is scheduled for April 27, 2007.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2007, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Financial Statements included in Item 1.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the allowance for doubtful accounts and concentration of risk.

For additional discussion of the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies have not changed materially since December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A of CE Casecnan’s Annual Report on Form 10-K for the year ended December 31, 2006. CE Casecnan’s exposure to market risk has not changed materially since December 31, 2006.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Material developments to these proceedings during the three-month period ended March 31, 2007, are included in Note 5 of Notes to Financial Statements included in Item 1.

Item 1A.	Risk Factors.

There has been no material change to the Company’s risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: April 25, 2007	/s/ Patrick J. Goodman
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