Form 10-Q
period 2007-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2007-07-26
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Not Applicable
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
Yes  ☐  No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of July 26, 2007, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of June 30, 2007, and the related statements of operations for each of the three-month and six-month periods ended June 30, 2007 and 2006 and of changes in shareholders’ equity and of cash flows for each of the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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
July 26, 2007

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$17,508	$31,946
Restricted cash and investments	37,083	62,659
Trade receivable, net	14,502	14,002
Prepaid insurance and other current assets	5,350	6,008
Total current assets	74,443	114,615
Property, plant and equipment, net	313,551	324,203
Deferred income taxes	5,095	5,095
Bond issue costs, net	798	1,057
Total assets	$393,887	$444,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,757	$5,264
Dividends payable	10,825	32,475
Accrued interest	15,545	15,326
Payable to affiliates	2,154	41,011
Notes payable	51,263	-
Current portion of long-term debt	37,730	37,730
Total current liabilities	122,274	131,806

Notes payable	-	51,263
Deferred revenue	3,761	-
Long-term debt, net of current portion	49,735	68,600
Total liabilities	175,770	251,669

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common shares - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	94,281	69,465
Total shareholders’ equity	218,117	193,301
Total liabilities and shareholders’ equity	$393,887	$444,970

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenue:
Lease rentals and service contracts	$22,014	$21,806	$46,352	$54,533
Operating expenses:
Depreciation	5,401	5,352	10,807	10,745
Plant operations and other operating expenses	2,103	2,085	3,926	4,080
Total operating expenses	7,504	7,437	14,733	14,825

Operating income	14,510	14,369	31,619	39,708

Other income (expense):
Interest expense	(4,381)	(5,456)	(9,031)	(11,124)
Interest income	671	710	1,532	1,579
Other, net	900	419	1,880	1,627
Total other expense, net	(2,810)	(4,327)	(5,619)	(7,918)

Income before provision for income tax	11,700	10,042	26,000	31,790

Provision for income tax	558	578	1,184	1,114

Net income	$11,142	$9,464	$24,816	$30,676

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Shares	Capital	Earnings	Total

Balance, January 1, 2006	767,162	$29	$123,807	$68,161	$191,997
Net income	-	-	-	30,676	30,676
Dividends declared	-	-	-	(56,000)	(56,000)
Balance, June 30, 2006	767,162	$29	$123,807	$42,837	$166,673

Balance, January 1, 2007	767,162	$29	$123,807	$69,465	$193,301
Net income	-	-	-	24,816	24,816
Balance, June 30, 2007	767,162	$29	$123,807	$94,281	$218,117

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Six Months
	Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$24,816	$30,676
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	10,807	10,745
Amortization of bond issue costs	259	344
Changes in other items:
Trade receivable, net	(500)	8,583
Prepaid insurance and other current assets	658	447
Accounts payable and other accrued liabilities	(507)	(1,453)
Accrued interest	219	2,275
Deferred revenue	3,761	3,761
Net cash flows from operating activities	39,513	55,378

Cash flows from investing activities:
Additions to property, plant and equipment	(155)	(1,488)
Decrease (increase) in restricted cash and investments for debt service bligations and dividends payable	25,576	(10,349)
Net cash flows from investing activities	25,421	(11,837)

Cash flows from financing activities:
Decrease in payable to affiliates	(38,857)	1,138
Repayment of project financing debt	(18,865)	(18,007)
Cash dividends paid	(21,650)	(47,600)
Net cash flows from financing activities	(79,372)	(64,469)

Net change in cash and cash equivalents	(14,438)	(20,928)
Cash and cash equivalents at beginning of period	31,946	42,317
Cash and cash equivalents at end of period	$17,508	$21,389

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003, covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

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

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of and for the three-month and six-month periods ended June 30, 2007. Certain amounts in the prior period Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income or retained earnings. The results of operations for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates and significant accounting policies during the first six months of 2007.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, and such adoption did not have a material effect on the Financial Statements.

(3)           Restricted Cash and Investments

Restricted cash and investments consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Debt service reserve fund	$24,320	$25,407
Dividend set aside account	12,763	37,252
	$37,083	$62,659

Refer to Note 5, shareholder litigation, for additional information concerning the movement in the dividend set aside account.

(4)           Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $2.2 million and $41.0 million at June 30, 2007 and December 31, 2006, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.7 million and $0.8 million for each of the three-month periods ended June 30, 2007 and 2006, respectively, and $1.6 million and $3.4 million for each of the six-month periods ended June 30, 2007 and 2006, respectively. On April 20, 2007, the Company repaid $36.0 million of advances received from affiliates.

As of June 30, 2007 and December 31, 2006, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder. The notes mature on November 1, 2015, and bear an interest rate of LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $1.4 million and $1.3 million during the three-month periods ended June 30, 2007 and 2006, respectively, and $2.7 million and $2.5 million during the six-month periods ended June 30, 2007 and 2006, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At June 30, 2007, the effective interest rate on the notes was 10.61%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001, and as amended on November 1, 2005, between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes and accrued interest. To the extent that the Company does not have available cash from distributions from the Distribution Fund under the Depositary Agreement (each, as defined in the Subordination Agreement) to pay such amount in full, the Company shall be deemed to have satisfied this demand by paying, to the extent of such available cash, first accrued but unpaid interest on the outstanding principal amount of the notes as of the date hereof, and then the outstanding principal amount of the notes. To the extent that such available cash is insufficient to pay any accrued interest and/or outstanding principal, the Company shall not be deemed in default and such amounts shall remain outstanding and payable pursuant to the terms of the notes and the Subordination Agreement. On May 15, 2007, CE Casecnan paid $2.0 million of accrued interest expense. CE Casecnan intends to repay the notes and accrued interest within the next twelve months. The Company expects to generate sufficient cash from operations to pay the notes and other short-term obligations.

(5)	Commitments and Contingencies

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd., and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the Company’s dividend declarations from 2004 to 2006 was set aside in a separate bank account in the name of the Company and was shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow, plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain an ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. The outcome of the litigation relates to the shareholder agreement which is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s results of operations. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have submitted briefs on the final calculation of the internal rate of return and whether LPG is entitled to buy-up its interest to 15% and, if so, the buy-up price.  The determination of the internal rate of return is pending the court’s decision. A hearing is scheduled for October 10, 2007, for further proceedings on whether LPG is entitled to buy-up its interest. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty.

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

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. Hearings planned for April 27, 2007, were rescheduled for July 27, 2007, and August 17, 2007.

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

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007.

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

Under the Supplemental Agreement, the water delivery fee is payable in a fixed monthly payment based upon an average annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the applicable per cubic meter rate through December 25, 2008. The per cubic meter water delivery fee rate is $0.029 per cubic meter as of January 1, 1994, and escalated at 7.5% per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last 15 years of the Cooperation Period. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of the contract year is available to be earned in the succeeding contract year through December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized from December 25, 2008 through December 25, 2013. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the contract year. Subsequent water delivery fees within the current contract year are based on actual water delivered.

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

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

The following table provides certain operating data of the Casecnan Project:

	Second Quarter		First Six Months
	2007	2006	2007	2006
Electricity produced (GWh)	40.1	58.1	99.1	178.7
Water delivered (million cubic meters)	65.5	102.1	168.0	318.5

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards
No. 13, "Accounting for Leases.”  Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	Second Quarter		First Six Months
	2007	2006	2007	2006
Water delivery fees	$14.8	$14.3	$29.7	$28.2
Guaranteed energy fees	9.1	9.1	18.2	18.2
Variable energy fees	-	0.3	2.3	11.9
Deferred water delivery fees	(1.9)	(1.9)	(3.8)	(3.8)
	$22.0	$21.8	$46.4	$54.5

Revenue for the second quarter and the first six months of 2007 was $22.0 and $46.4 million, respectively, compared to $21.8 million and $54.5 million for the same periods in 2006. The increase in water delivery fees was mainly due to the contractual 7.5% annual escalation factor. The decrease in variable energy fees was due to lower rainfall in 2007 than in 2006 which resulted in lower water deliveries and energy production that did not exceed the minimum threshold required to earn variable energy fees. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense for the second quarter and the first six months of 2007 decreased to $4.4 million and $9.0 million, respectively, compared to $5.5 million and $11.1 million, respectively, for the same periods in 2006, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

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

The Company's cash and cash equivalents were $17.5 million and $31.9 million at June 30, 2007, and December 31, 2006, respectively.

Cash flows from operations were $39.5 million and $55.4 million for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in cash from operations in 2007 was primarily due to lower variable energy revenue resulting from lower water flow and related energy generation in 2007 and higher collections of trade receivables in the first six months of 2006.

Cash flows from investing activities were $25.4 million and ($11.8) million for the six-month periods ended June 30, 2007 and 2006, respectively. The Company decreased its restricted cash and investments related to obligations for debt service and unpaid dividends in 2007 by paying $25.6 million of dividends and accrued interest held in escrow. The Company increased its restricted cash and investments related to obligations for debt service and unpaid dividends in 2006 by $10.3 million resulting from additional deposits to the escrow account.

Cash flows from financing activities were ($79.4) million and ($64.5) million for the six-month periods ended June 30, 2007 and 2006, respectively. The Company repaid $38.9 million of advances received from its affiliates during the six-month period ended June 30, 2007. The Company released $21.7 million of dividends held in the escrow account during the six-month period ended June 30, 2007. The Company declared dividends totaling $56.0 million during the six-month period ended June 30, 2006 (of which $8.4 million was set aside in a separate bank account in the name of the Company and shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets). The Company also repaid $18.9 million and $18.0 million on the balance of its outstanding project financing debt during the six-month periods ended June 30, 2007 and 2006, respectively.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes of $51.3 million and related accrued interest (the “Notes”). In the next twelve months, the Company expects to generate sufficient cash from operations to pay the Notes and other short term obligations. For a discussion of the contractual provisions of the Notes relating to the payment demand from CE Casecnan Ltd., refer to Note 4 of Notes to the Financial Statements included in Item 1.

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the Company’s dividend declarations from 2004 to 2006 was set aside in a separate bank account in the name of the Company and was shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow, plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain an ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. The outcome of the litigation relates to the shareholder agreement which is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s results of operations. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have submitted briefs on the final calculation of the internal rate of return and whether LPG is entitled to buy-up its interest to 15% and, if so, the buy-up price.  The determination of the internal rate of return is pending the court’s decision. A hearing is scheduled for October 10, 2007, for further proceedings on whether LPG is entitled to buy-up its interest. The parties are proceeding in the trial court on LPG’s remaining claim against MidAmerican for damages for alleged breach of fiduciary duty.

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

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. Hearings planned for April 27, 2007 were rescheduled for July 27, 2007 and August 17, 2007.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2007, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Material developments to these proceedings during the six-month period ended June 30, 2007, are included in Note 5 of Notes to Financial Statements included in Item 1.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: July 26, 2007	/s/ Patrick J. Goodman
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