Form 10-Q
period 2007-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2007-10-22
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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
N/A
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
Yes  ☐  No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of October 22, 2007, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of September 30, 2007, and the related statements of operations for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and of changes in shareholders’ equity and of cash flows for each of the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 22, 2007

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands of U.S. Dollars, except share data)

	As of
	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$41,540	$31,946
Restricted cash and investments	37,627	62,659
Trade receivable, net	18,201	14,002
Prepaid insurance and other current assets	5,290	6,008
Total current assets	102,658	114,615
Property, plant and equipment, net	308,457	324,203
Deferred income taxes	5,095	5,095
Bond issue costs, net	669	1,057
Total assets	$416,879	$444,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$5,287	$5,264
Dividends payable	10,825	32,475
Accrued interest	19,529	15,326
Payable to affiliates	2,461	41,011
Notes payable	51,263	-
Current portion of long-term debt	37,730	37,730
Total current liabilities	127,095	131,806

Notes payable	-	51,263
Deferred revenue	5,641	-
Long-term debt, net of current portion	49,735	68,600
Total liabilities	182,471	251,669

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common shares - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	110,572	69,465
Total shareholders’ equity	234,408	193,301
Total liabilities and shareholders’ equity	$416,879	$444,970

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue:
Lease rentals and service contracts	$27,501	$40,585	$73,853	$95,118

Operating expenses:
Depreciation	5,483	5,515	16,290	16,260
Plant operations and other operating expenses	2,550	2,547	6,476	6,627
Total operating expenses	8,033	8,062	22,766	22,887

Operating income	19,468	32,523	51,087	72,231

Other income (expense):
Interest expense	(4,113)	(5,247)	(13,144)	(16,371)
Interest income	609	690	2,141	2,269
Other, net	867	1,336	2,747	2,963
Total other expense, net	(2,637)	(3,221)	(8,256)	(11,139)

Income before provision for income tax	16,831	29,302	42,831	61,092

Provision for income tax	540	557	1,724	1,671

Net income	$16,291	$28,745	$41,107	$59,421

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Shares	Capital	Earnings	Total

Balance, January 1, 2006	767,162	$29	$123,807	$68,161	$191,997
Net income	-	-	-	59,421	59,421
Dividends declared	-	-	-	(66,000)	(66,000)
Balance, September 30, 2006	767,162	$29	$123,807	$61,582	$185,418

Balance, January 1, 2007	767,162	$29	$123,807	$69,465	$193,301
Net income	-	-	-	41,107	41,107
Balance, September 30, 2007	767,162	$29	$123,807	$110,572	$234,408

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Nine Months
	Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$41,107	$59,421
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	16,290	16,260
Amortization of bond issue costs	388	516
Changes in other items:
Trade receivable, net	(4,199)	6,821
Prepaid insurance and other current assets	718	370
Accounts payable and other accrued liabilities	23	2,118
Accrued interest	4,203	7,350
Deferred revenue	5,641	5,641
Net cash flows from operating activities	64,171	98,497

Cash flows from investing activities:
Additions to property, plant and equipment	(544)	(1,830)
Decrease (increase) in restricted cash and investments for debt service obligations and dividends payable	25,032	(38,240)
Net cash flows from investing activities	24,488	(40,070)

Cash flows from financing activities:
Decrease in payable to affiliates	(38,550)	(1,090)
Repayment of project financing debt	(18,865)	(18,007)
Cash dividends paid	(21,650)	(56,100)
Net cash flows from financing activities	(79,065)	(75,197)

Net change in cash and cash equivalents	9,594	(16,770)
Cash and cash equivalents at beginning of period	31,946	42,317
Cash and cash equivalents at end of period	$41,540	$25,547

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (“Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007. The Company’s taxable income from December 11, 2007 to December 31, 2008 will become subject to income tax at the Philippine statutory rate of 35% and 30% in 2009 and thereafter.

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

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of September 30, 2007 and for the three- and nine-month periods ended September 30, 2007 and 2006. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates and significant accounting policies during the first nine months of 2007.

(2)           New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, and such adoption did not have a material effect on the Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate electing the fair value option for any existing eligible items. However, the Company will continue to evaluate items on a case by case basis for consideration of the fair value option.

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

(3)           Restricted Cash and Investments

Restricted cash and investments consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Debt service reserve fund	$24,667	$25,407
Dividend set aside account	12,960	37,252
	$37,627	$62,659

Refer to Note 5, shareholder litigation, for additional information concerning the movement in the dividend set aside account.

(4)           Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $2.5 million and $41.0 million at September 30, 2007 and December 31, 2006, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.5 million and $1.6 million for each of the three-month periods ended September 30, 2007 and 2006, respectively, and $2.1 million and $5.0 million for each of the nine-month periods ended September 30, 2007 and 2006, respectively. On April 20, 2007, the Company repaid $36.0 million of advances received from affiliates.

As of September 30, 2007 and December 31, 2006, the Company had outstanding $51.3 million of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder. The notes mature on November 1, 2015, and bear an interest rate of LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $1.4 million for each of the three-month periods ended September 30, 2007 and 2006, and $4.1 million and $3.9 million during the nine-month periods ended September 30, 2007 and 2006, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At September 30, 2007, the effective interest rate on the notes was 10.61%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001, and as amended on November 1, 2005, between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes and accrued interest. To the extent that the Company does not have available cash from distributions from the Distribution Fund under the Depositary Agreement (each, as defined in the Subordination Agreement) to pay such amount in full, the Company shall be deemed to have satisfied this demand by paying, to the extent of such available cash, first accrued but unpaid interest on the outstanding principal amount of the notes, and then the outstanding principal amount of the notes. To the extent that such available cash is insufficient to pay any accrued interest and/or outstanding principal, the Company shall not be deemed in default and such amounts shall remain outstanding and payable pursuant to the terms of the notes and the Subordination Agreement. On May 15, 2007, CE Casecnan paid $2.0 million of accrued interest expense. CE Casecnan intends to repay the notes and accrued interest within the next twelve months. The Company expects to generate sufficient cash from operations to pay the notes and other short-term obligations.

(5)	Commitments and Contingencies

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MidAmerican”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd., and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the Company’s dividend declarations from 2004 to 2006 was set aside in a separate bank account in the name of the Company and was shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have submitted briefs on the final calculation of the internal rate of return and whether LPG is entitled to buy-up its interest to 15% and, if so, the buy-up price. The parties have agreed to stipulate that the final calculation of the internal rate of return is 24.06%. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2002. Thereafter, the court scheduled hearings on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and the issue of the right to a jury trial for the breach of fiduciary duty claim.

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

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. A hearing has been scheduled for October 26, 2007.

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

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement (“Project Agreement”), as amended by the Supplemental Agreement dated September 29, 2003 (the “Supplemental Agreement”), covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. CE Casecnan is registered with the Philippine Board of Investments as a new operator of hydroelectric power plant with pioneer status under the Omnibus Investments Code of 1987. Under the terms of its registration, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday will expire on December 11, 2007. The Company’s taxable income from December 11, 2007 to December 31, 2008 will become subject to income tax at the Philippine statutory rate of 35% and 30% in 2009 and thereafter.  The Company will therefore begin to pay income taxes on its registered activity taxable income commencing December 11, 2007.  The Company does not believe that there is a material difference between taxable income and pre-tax income.

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

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 gigawatt-hours (“GWh”) per month, at a rate of $0.1596 per kilowatt-hour (“kWh”). The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, payable at a rate of $0.1509 per kWh. On December 25, 2008,  the kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132, escalating at 1% per annum thereafter. Any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 Philippine pesos per kWh, reduced to 0.98 Philippine pesos starting in 2009 and escalated at 1% per annum thereafter. Deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations

The following table provides certain operating data of the Casecnan Project:

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Electricity produced (GWh)	135.3	190.7	234.4	369.4
Water delivered (million cubic meters)	224.3	358.4	392.3	676.9

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Pursuant to the provisions of the Project Agreement, the Company earned water and energy fees as follows (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Water delivery fees	$14.7	$14.4	$44.4	$42.6
Guaranteed energy fees	9.1	9.1	27.3	27.3
Variable energy fees	5.5	19.0	7.8	30.8
Deferred water delivery fees	(1.8)	(1.9)	(5.6)	(5.6)
	$27.5	$40.6	$73.9	$95.1

The increase in water delivery fees was mainly due to the contractual 7.5% annual escalation factor.  The water delivery fee rate stopped escalating on December 11, 2006. The decrease in variable energy fees was due to lower rainfall in 2007 compared to higher than normal water flows in 2006 which resulted in lower water deliveries and related energy production. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Supplemental Agreement.

Interest expense for the third quarter and the first nine months of 2007 decreased to $4.1 million and $13.1 million, respectively, compared to $5.2 million and $16.4 million, respectively, for the same periods in 2006, due to lower outstanding debt balances resulting from the scheduled repayment of debt.

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

The Company’s cash and cash equivalents were $41.5 million and $31.9 million at September 30, 2007, and December 31, 2006, respectively.

Cash flows from operations were $64.2 million and $98.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease in cash from operations in 2007 was primarily due to lower variable energy revenue resulting from lower water flow and related energy generation in 2007 and higher collections of trade receivables in the first nine months of 2006.

Cash flows from investing activities were $24.5 million and ($40.1) million for the nine-month periods ended September 30, 2007 and 2006, respectively. The Company decreased its restricted cash and investments for debt service obligations and dividends payable in 2007 in connection with the payment of $25.5 million of dividends and accrued interest held in escrow. The Company increased its restricted cash and investments for debt service obligations and dividends payable in 2006 by $38.2 million, of which $25.0 million relates to the timing of debt service payments and $13.2 million relates to additional deposits to the debt service account.

Cash flows from financing activities were ($79.1) million and ($75.2) million for the nine-month periods ended September 30, 2007 and 2006, respectively. During the nine-month period ended September 30, 2007, the Company repaid $38.6 million of advances received from its affiliates and released $21.7 million of dividends held in the escrow account. The Company declared dividends totaling $66.0 million during the nine-month period ended September 30, 2006 (of which $9.9 million was set aside in a separate bank account in the name of the Company and shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets). Additionally, the Company repaid $18.9 million and $18.0 million on the balance of its outstanding project financing debt during the nine-month periods ended September 30, 2007 and 2006, respectively.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes of $51.3 million and related accrued interest (the “Notes”). In the next twelve months, the Company expects to generate sufficient cash from operations, after considering income taxes, to pay the Notes and other short term obligations. For a discussion of the contractual provisions of the Notes relating to the payment demand from CE Casecnan Ltd., refer to Note 4 of Notes to Financial Statements included in Item 1.

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 21, 2004, CE Casecnan Ltd., LPG and the Company entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the Company’s dividend declarations from 2004 to 2006 was set aside in a separate bank account in the name of the Company and was shown as restricted cash and investments and dividends payable in the accompanying Balance Sheets. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have submitted briefs on the final calculation of the internal rate of return and whether LPG is entitled to buy-up its interest to 15% and, if so, the buy-up price. The parties have agreed to stipulate that the final calculation of the internal rate of return is 24.06%. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2002. Thereafter, the court scheduled hearings on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and the issue of the right to a jury trial for the breach of fiduciary duty claim.

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

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. A hearing has been scheduled for October 26, 2007.

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2007, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Material developments to these proceedings during the nine-month period ended September 30, 2007, are included in Note 5 of Notes to Financial Statements included in Item 1.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: October 22, 2007	/s/ Patrick J. Goodman
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