Form 10-K
period 2007-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2008-02-27
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to

Commission File No. 001-12995

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Philippines	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24th Floor, 6750 Building, Ayala Avenue
Makati City, Metro Manila, Philippines	Not Applicable
(Address of principal executive offices)	(Zip Code)

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of February 25, 2008, the number of outstanding shares of $0.038 par value common stock was 767,162.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based on the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

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
Further details of the potential risks and uncertainties affecting the Company are described in the Company’s filings with the SEC, including Item 1A and other discussions contained in this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

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

The Casecnan Project

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs, and transfer that water through a transbasin tunnel of approximately 23 kilometers in length. During the water transfer, the elevation differences between the two watersheds allows electricity to be generated by a 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel then delivers water to the existing water storage reservoir at Pantabangan, providing additional water for irrigation and increasing the potential electrical generation at two downstream hydroelectric facilities owned by the Philippine National Power Corporation (“NPC”), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Once in the reservoir at Pantabangan, the water is under the control of the Philippine National Irrigation Administration (“NIA”).

The Company has a contract with the ROP, through NIA (a ROP-owned and controlled corporation), for the development, construction and operation of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the Casecnan Project will be transferred to the ROP at no cost on an “as is” basis. Under the terms of its registration with the Philippine Board of Investments, CE Casecnan was entitled to certain incentives, including an income tax holiday for six years from the start of commercial operations, which expired on December 11, 2007. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the current Philippine statutory rate.

Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippine political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buyout price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest.

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $75.0 million of its Senior Secured Floating Rate Notes due 2002 (“FRNs”), $125.0 million of its 11.45% Senior Secured Series A Notes due 2005 (the “Series A Notes”) and $171.5 million of its 11.95% Senior Secured Series B Bonds due 2010 (the “Series B Bonds”), pursuant to an indenture dated November 27, 1995 (as amended to date, the “Trust Indenture”). During 2002 and 2005, the Company repaid all amounts due under the FRNs and Series A Notes, respectively. As of February 25, 2008, the CE Casecnan Series B Bonds were rated BB- with stable outlook by Standard and Poor’s and B2 with stable outlook by Moody’s Investor Service.

Concentration of Risk

The ROP signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. The Performance Undertaking provides for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be liable in any way for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

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

Regulatory and Legislative Matters

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the NPC and introducing a competitive electricity market, among other initiatives. To date, the implementation of the EPIRA has not had an impact on the Company’s operations. It is not known what impact, if any, the implementation of the EPIRA may have on the Company’s future operations.

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The EPIRA provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. The appeals were referred to the Supreme Court Office of the Court Administrator and are currently pending.

Employees

At December 31, 2007, the Company had 43 full-time employees.

Item 1A.                      Risk Factors.

The Company is subject to certain risks in its business operations which are described below. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the Company’s business operations.

The Company is dependent upon a single customer for substantially all of its operating revenue.

NIA’s payment obligations under the Project Agreement are the Company’s sole source of operating revenue. Any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would materially adversely affect the Company’s financial results.

Company assets are subject to significant operating uncertainties.

The Casecnan Project is a complex infrastructure project and power plant. Operation of the Casecnan Project may be adversely affected by a variety of operating uncertainties. For example, the breakdown or failure of equipment or processes or the performance of equipment at levels below those originally demonstrated, whether due to ordinary wear and tear, unexpected degradation or other events could increase the cost of operating the Casecnan Project or require substantial capital expenditures, thereby adversely affecting the Company’s financial results.

Variability in rainfall and water flows have a significant impact on Company operating revenue.

A significant portion of the Casecnan Project’s revenue is required to be paid by NIA without regard to actual water flows. However, since commencing commercial operations, approximately 21% of the Casecnan Project’s revenue has been variable energy fees that are dependent upon water flow volumes. No assurance can be given that future rainfall and water flows will approach historical levels.

Company assets are subject to potentially catastrophic geologic, natural or weather-related risks.

Earthquakes, floods, volcanic eruptions, fires or other similar catastrophic events could cause personal injury, loss of life, damage or destruction to the Casecnan Project, or suspension of operations. Although the Company maintains insurance coverage (including business interruption insurance) to protect against certain of these risks, the proceeds of such insurance may not be adequate to cover reduced revenue, increased expenses or other liabilities arising from the occurrence of any of the events described above. Moreover, there can be no assurance that such insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which the Company is insured will cover all losses.

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

Item 1B.                  Unresolved Staff Comments.

Not applicable.

Item 2.                     Properties.

CE Casecnan’s principal property is a 150 MW hydroelectric power facility, located in the central part of the island of Luzon in the ROP.

Item 3.                     Legal Proceedings.

None.

Item 4.                     Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

Item 6.                     Selected Financial Data.

The following table sets forth the Company’s selected historical financial data, which should be read in conjunction with Item 7 of this Form 10-K and with the Company’s historical Financial Statements and notes thereto included in Item 8 of this Form 10-K. The selected historical financial data has been derived from the Company’s audited historical Financial Statements and notes thereto (amounts in thousands).

	Years ended December 31,
	2007	2006 (1)	2005	2004(2)	2003(2)
Statement of Operations Data:
Revenue	$124,733	$148,529	$107,000	$106,847	$129,921
Operating income	93,319	117,433	75,674	73,431	91,539
Net income	78,539	100,804	52,009	45,302	59,765

Electricity produced (GWh)	433.6	538.5	406.5	404.5	382.2
Water delivered (million cubic meters)	750.0	996.0	723.0	719.2	620.6

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$410,717	$444,970	$470,017	$477,996	$565,313
Notes payable	39,200	51,263	51,263	51,263	51,263
Long-term debt, including current portion	68,600	106,330	142,345	197,098	246,458
Shareholders’ equity	271,840	193,301	191,997	150,988	211,686

(1)	Revenue increased in 2006 due to substantially higher water flows and accompanying electricity generation.
(2)	Revenue decreased starting in October 2003 due to the NIA Arbitration Settlement.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company during the periods included herein. Explanations include management’s best estimate of the impact of weather and other factors. This discussion should be read in conjunction with Item 6 of this Form 10-K and with the Company's historical Financial Statements and notes thereto included in Item 8 of this Form 10-K. The Company’s actual results in the future could differ significantly from the historical results.

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

Under the Project Agreement, the water delivery fee is a fixed monthly payment based upon an assumed annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the water delivery fee rate of $0.07381 per cubic meter. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of each contract year is available to be earned in the succeeding contract year through December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized on a straight-line basis from December 25, 2008 through December 25, 2013, as a reduction from billings to NIA. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the current contract year. Subsequent water delivery fees within the contract year are based on actual water delivered. For contract years starting from December 25, 2008 through the end of the Cooperation Period, guaranteed water delivery fees will be $51.7 million (the 700.0  million cubic meter minimum threshold multiplied by the water delivery fee rate of $0.07381.)

For contract years starting from December 25, 2008 through the end of the Cooperation Period, variable water delivery fees will be earned for all water deliveries, if any, exceeding the 700.0 million cubic meter annual minimum threshold until a cumulative 1.324 billion cubic meters of water subject to variable water delivery fees have been delivered.

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 GWh per month, at a rate of $0.1596 per kWh.

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, currently payable at a rate of $0.1509 per kWh. On December 25, 2008, the kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132, escalating at 1% per annum thereafter. Any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 pesos per kWh, reduced to 0.98 pesos starting in 2009 and escalated at 1% per annum thereafter. Deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

Results of Operations for the Years Ended December 31, 2007 and 2006

The following table provides certain operating data of the Casecnan Project for the years ended December 31:

	2007	2006
Electricity produced (GWh)	433.6	538.5
Water delivered (million cubic meters)	750.0	996.0

For accounting purposes, the Project Agreement with NIA contains both a service contract and an operating lease, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Minimum lease payments under the operating lease are recognized as revenue on a straight-line basis over the lease term. The Company reduces such minimum lease revenues by an amount which is not reasonably assured to be collected due to the uncertain political and economic events in the Philippines and past actions by NIA with regard to claims against the Company. The reduction in the minimum lease revenues is recovered when its collectibility becomes reasonably assured. During 2007 and 2006, revenues were reduced (increased) by the excess (shortfall) of such straight-line revenues over the amounts that were currently billable at the end of each period on such basis.  The Company's water and energy fees for the years ended December 31 are as follows (in millions):

	2007	2006
Water delivery fees	$59.2	$57.3
Guaranteed energy fees	36.4	36.4
Variable energy fees	30.9	41.0
Deferred water delivery fees	(1.8)	13.8
Total lease rentals and service contracts revenue	$124.7	$148.5

Revenue for 2007 decreased by $23.8 million to $124.7 million compared with 2006, due primarily to rainfall in 2006 that was exceptionally high, resulting in higher than normal water deliveries and electricity production during 2006 by the Casecnan Project. Rainfall in the Casecnan watershed area in 2007 was near the historical norm.

The increase in water delivery fees was primarily due to a contractual escalation factor. The decrease in variable energy fees in 2007 was due to lower rainfall in 2007 which resulted in lower water deliveries and related energy production when compared to higher than normal water flows in 2006. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Project Agreement. Water deliveries during 2007 that were 51.9 million cubic meters below the contracted amount were partially offset by cumulative excess water delivered of 27.1 million cubic meters in 2006, resulting in a $1.8 million water delivery fee credit at December 31, 2007. Accumulated deferred water delivery fees in prior years were fully earned in 2006 due to high water deliveries which exceeded the 801.9 million cubic meters threshold by 194.1 million cubic meters.

Interest expense for 2007 decreased $4.6 million to $16.8 million compared with 2006, due primarily to lower outstanding debt balances resulting from the scheduled repayment of debt.

The provision for income tax for 2007 increased $2.3 million to $4.6 million. The income tax holiday expired on December 11, 2007. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the current Philippine statutory rate.

Results of Operations for the Years Ended December 31, 2006 and 2005

The following table provides certain operating data of the Casecnan Project for the years ended December 31:

	2006	2005
Electricity produced (GWh)	538.5	406.5
Water delivered (million cubic meters)	996.0	723.0

For accounting purposes, the Project Agreement with NIA contains both a service contract and an operating lease, which the Company accounted for pursuant to provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Minimum lease payments under the operating lease are recognized as revenue on a straight-line basis over the lease term.  The Company reduces such minimum lease revenues by an amount which is not reasonably assured to be collected due to the uncertain political and economic events in the Philippines and past actions by NIA with regard to claims against the Company.  The reduction in the minimum lease revenues is recovered when its collectibility becomes reasonably assured.  During 2007 and 2006, revenues were reduced (increased) by the excess (shortfall) of such straight-line revenues over the amounts that were currently billable at the end of each period on such basis.   The Company's water and energy fees for the years ended December 31 are as follows (in millions):

	2006	2005
Water delivery fees	$57.3	$53.3
Guaranteed energy fees	36.4	36.4
Variable energy fees	41.0	24.9
Deferred water delivery fees	13.8	(7.6)
Total lease rentals and service contracts revenue	$148.5	$107.0

Revenue for 2006 increased by $41.5 million to $148.5 million compared with 2005. The increase in water delivery fees was primarily due to the contractual 7.5% annual escalation factor. The higher variable energy fees in 2006 were due to higher generation for the year of 538.5 GWh compared to 406.5 GWh in 2005. Accumulated deferred water delivery fees in prior years were fully earned in 2006 due to high water deliveries which exceeded the 801.9 million cubic meters threshold by 194.1 million cubic meters. The higher generation and water deliveries were the result of above average rainfall in most months of 2006.

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

Liquidity and Capital Resources

CE Casecnan developed, financed, constructed and owns and operates the Casecnan Project for the term of the Cooperation Period, which commenced on December 11, 2001. During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA is obligated to pay CE Casecnan a fixed fee for the delivery of a threshold volume of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA is obligated to pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount and will be obligated to pay a fee for all water delivered in excess of the threshold amount up to a specified amount beginning after December 25, 2008.

The ROP has provided a Performance Undertaking under which NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

The Company's cash and cash equivalents were $31.1 million and $31.9 million at December 31, 2007 and 2006, respectively.

The Company generated cash flows from operations of $91.0 million and $124.8 million for the years ended December 31, 2007 and 2006, respectively. The lower cash generated in 2007 was due primarily to lower variable energy delivery fees of $10.1 million in 2007, higher interest paid of $4.9 million in 2007, higher accounts receivable, net, of $6.3 million in 2007 and reimbursements to the Company of $9.7 million in 2006 for real property taxes paid in 2005.

The Company received $18.2 million and used $19.6 million for investing activities for the years ended December 31, 2007 and 2006, respectively. Restricted cash for debt service obligations and dividends payable decreased by $30.1 million in 2007, primarily as a result of the payment of $25.5 million of dividends and accrued interest previously held in escrow. In 2006, restricted cash for debt service obligations and dividends payable increased by $7.6 million, due primarily to the deposit of 15% of 2006 dividends and interest in an escrow account related to the shareholder litigation. Net purchases of available-for-sale securities were $11.3 million and $10.1 million in 2007 and 2006, respectively. Capital expenditures were $0.7 million and $1.9 million in 2007 and 2006, respectively.

The Company used $110.0 million and $115.6 million for financing activities for the years ended December 31, 2007 and 2006, respectively. The Company repaid $38.5 million of advances received from its affiliates and released $21.7 million of dividends held in the escrow account. The Company declared dividends totaling $99.5 million in 2006, of which $14.9 million was placed in an escrow account in the name of the Company and shown as restricted cash and investments and dividends payable in the Balance Sheets. The Company repaid $37.7 million and $36.0 million on the balance of its outstanding project financing debt during the years ended December 31, 2007 and 2006, respectively. On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes of $51.3 million and related accrued interest (the “Notes”). In 2007, CE Casecnan paid $12.1 million of the principal amount demanded. In the next twelve months, the Company expects to generate sufficient cash from operations, after considering income taxes, to pay the Notes and other short-term obligations. For a discussion of the contractual provisions of the Notes relating to the payment demand from CE Casecnan Ltd., refer to Note 9 of Notes to Financial Statements included in Item 8 of this Form 10-K.

The Company generated cash flows from operations of $124.8 million and $78.7 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 was primarily due to cash receipts from higher variable energy fees of $19.4 million, higher water delivery fees of $4.0 million due to the 7.5% contractual escalation factor, lower interest paid in 2006 of $6.4 million, reimbursements to the Company of $9.7 million for real property taxes paid in 2005 and value added tax recoveries of $3.4 million.

The Company used $19.6 million and received $10.1 million for investing activities for the years ended December 31, 2006 and 2005, respectively. Restricted cash for debt service obligations and dividends payable increased by $7.6 million in 2006, due primarily to the deposit of 15% of 2006 dividends and related interest into an escrow account. Net purchases of available-for-sale securities were $10.1 million in 2006. In 2005, restricted cash for debt service obligations and dividends payable increased by $28.4 million due to proceeds from net sales of available-for-sale securities of $39.0 million which were acquired in 2004. This increase was partially offset by lower scheduled principal payments due in 2006. Capital expenditures were $1.9 million and $0.5 million in 2006 and 2005, respectively.

The Company used $115.6 million and $63.2 million for financing activities for the years ended December 31, 2006 and 2005, respectively. The Company declared dividends totaling $99.5 million in 2006 and $11.0 million in 2005, of which $14.9 million and $1.7 million, respectively, were placed in an escrow account in the name of the Company and shown as restricted cash and investments and dividends payable in the Balance Sheets. The Company repaid $36.0 million and $54.8 million on the balance of the Series A Notes and Series B Bonds in 2006 and 2005, respectively.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million of auction rate securities held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. However, at December 31, 2007, none of the principal invested in the auction rate securities held by the Company were downgraded or placed on credit watch and all these securities retain Moody’s and S&P highest credit ratings. Subsequent to December 31, 2007, the auction rate securities have been placed on credit watch for possible downgrade.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Therefore, the fair value of these investments approximates the carrying amount at December 31, 2007. If the underlying assets or guarantors experience credit deterioration on the auction rate securities, the Company may not ultimately realize the book value of the investment at December 31, 2007.

Historically, given the liquidity created by the auctions, auction rate securities were presented in current assets either as restricted cash and investments or as short-term investments on the Company's Balance Sheet. Given the failed auctions, it is uncertain if the Company's auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as non-current assets on the Company's December 31, 2007 Balance Sheet.

Casecnan Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have agreed to stipulate that the final calculation of the internal rate of return is 24.06%. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2007. Additional hearings were held on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and a written decision was issued on February 4, 2008 specifying the method for determining LPG’s buy-up price. A final judgment has not been issued on the buy-up right and price and when issued will be subject to appeal. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. LPG waived its request for a jury trial for the breach of fiduciary duty claim and the parties have entered into a stipulation which provides for a trial of such claim by the court based on the existing record of the case. The trial date has been set for March 12, 2008. MidAmerican intends to vigorously defend and pursue the remaining claims.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. Currently, the action is in the discovery phase and a one-week trial has been set to begin on November 3, 2008. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The EPIRA provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. The appeals were referred to the Supreme Court Office of the Court Administrator and are currently pending.

Obligations and Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt and notes payable. Material obligations as of December 31, 2007 are as follows (in thousands):

	Payments Due by Period

	Total	2008	2009-2010	2011-2012	2013 and After

Contractual cash obligations:
Long-term debt	$68,600	$37,730	$30,870	$-	$-
Note payable (1)	39,200	39,200	-	-	-
Interest	20,887	16,071	4,816	-	-
Total contractual cash obligations	$128,687	$93,001	$35,686	$-	$-

(1)	On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes and accrued interest.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of payments from the NIA. This assessment requires judgment regarding the outcome of disputes, arbitrations and the ability of the customer to pay the amounts owed to the Company.

Revenue

The Project Agreement is treated for accounting purposes as an arrangement that contains both a service contract to operate the plant and an operating lease.

Minimum lease payments under the operating lease and service contract are recognized as revenue on a straight-line basis over the lease term. The Company reduces such minimum lease revenues by an amount which is not reasonably assured to be collected due to the uncertain political and economic events in the Philippines and past actions by NIA with regard to claims against the Company, including past assertions that the contract with the Company was without legal basis. The reduction in the minimum lease revenues is recovered when its collectibility becomes reasonably assured. During 2007, 2006, and 2005, revenues were reduced (increased) by the excess (shortfall) of such straight-line revenues over the amounts that were currently billable at the end of each period on such basis.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

The Company’s Balance Sheets include assets and liabilities whose fair values are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and credit. The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

At December 31, 2007, the Company had fixed-rate long-term debt totaling $68.6 million with a fair value of $73.8 million. Because of their fixed interest rates, these instruments do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $0.4 million if interest rates were to increase by 10% from their levels at December 31, 2007. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Comparatively, at December 31, 2006, the Company had fixed-rate long-term debt totaling $106.3 million with a fair value of $113.8 million. The fair value of these instruments would have decreased by approximately $1.3 million if interest rates had increased by 10% from their levels at December 31, 2006.

Credit Risk

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million of auction rate securities held by the Company at December 31, 2007, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. However, at December 31, 2007, none of the principal invested in the auction rate securities held by the Company were downgraded or placed on credit watch and all these securities retain Moody’s and S&P highest credit ratings. Subsequent to December 31, 2007, the auction rate securities have been placed on credit watch for possible downgrade. If the underlying assets or guarantors experience credit deterioration on the auction rate securities, the Company may not ultimately realize the book value of the investment at December 31, 2007.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. as of December 31, 2007 and 2006, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers member firm
Makati City, Philippines
February 27, 2008

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,083	$31,946
Restricted cash and investments	22,414	62,659
Trade receivable, net	20,365	14,002
Prepaid insurance and other current assets	6,653	6,008
Total current assets	80,515	114,615
Property, plant and equipment, net	303,056	324,203
Other investments	7,503	-
Long-term restricted cash and investments	13,906	-
Deferred income tax	5,198	5,095
Bond issue costs, net	539	1,057
Total assets	$410,717	$444,970

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$8,203	$5,264
Dividends payable	10,825	32,475
Accrued interest	7,801	15,326
Payable to affiliates	2,480	41,011
Notes payable	39,200	-
Current portion of long-term debt	37,730	37,730
Total current liabilities	106,239	131,806

Notes payable	-	51,263
Deferred revenue	1,768	-
Long-term debt, net of current portion	30,870	68,600
Total liabilities	138,877	251,669

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	148,004	69,465
Total shareholders’ equity	271,840	193,301
Total liabilities and shareholders’ equity	$410,717	$444,970

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Lease rentals and service contracts	$124,733	$148,529	$107,000

Operating expenses:
Depreciation	21,825	21,728	21,543
Plant operations and other operating expenses	9,589	9,368	9,783
Total operating expenses	31,414	31,096	31,326

Operating income	93,319	117,433	75,674

Other income (expense):
Interest expense	(16,784)	(21,355)	(24,812)
Interest income	2,810	3,010	1,938
Other, net	3,761	3,978	303
Total other income (expense)	(10,213)	(14,367)	(22,571)

Income before provision for income tax	83,106	103,066	53,103

Provision for income tax	4,567	2,262	1,094

Net income	$78,539	$100,804	$52,009

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except shares)

	Outstanding		Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

Balance, January 1, 2005	767,162	$29	$123,807	$27,152	$150,988
Net income	-	-	-	52,009	52,009
Dividends declared	-	-	-	(11,000)	(11,000)
Balance, December 31, 2005	767,162	29	123,807	68,161	191,997
Net income	-	-	-	100,804	100,804
Dividends declared	-	-	-	(99,500)	(99,500)
Balance, December 31, 2006	767,162	29	123,807	69,465	193,301
Net income	-	-	-	78,539	78,539
Balance, December 31, 2007	767,162	$29	$123,807	$148,004	$271,840

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$78,539	$100,804	$52,009
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,825	21,728	21,543
Amortization of bond issue costs	518	688	933
Provision for deferred income tax	(103)	-	276
Changes in other items:
Trade receivable, net	(6,363)	12,636	(1,396)
Prepaid insurance and other current assets	(645)	(792)	2,119
Accounts payable and other accrued liabilities	2,939	(1,204)	(6,529)
Accrued interest	(7,525)	4,733	2,110
Deferred revenue	1,768	(13,756)	7,636
Net cash flows from operating activities	90,953	124,837	78,701

Cash flows from investing activities:
Decrease (increase) in restricted cash for debt service obligations and dividends payable (Note 2)	30,145	(7,603)	(28,449)
Proceeds from sale of available-for-sale securities (Note 2)	60,500	159,805	39,000
Purchases of available-for-sale securities (Note 2)	(71,809)	(169,905)	-
Additions to property, plant and equipment	(678)	(1,880)	(462)
Net cash flows from investing activities	18,158	(19,583)	10,089

Cash flows from financing activities:
(Decrease) increase in payable to affiliates	(38,531)	4,965	898
Repayment of long-term debt	(37,730)	(36,015)	(54,753)
Repayment of notes payable	(12,063)	-	-
Cash dividends paid	(21,650)	(84,575)	(9,350)
Net cash flows from financing activities	(109,974)	(115,625)	(63,205)

Net change in cash and cash equivalents	(863)	(10,371)	25,585
Cash and cash equivalents at beginning of period	31,946	42,317	16,732
Cash and cash equivalents at end of period	$31,083	$31,946	$42,317

Supplemental disclosure:
Interest paid	$22,602	$17,704	$24,150
Income taxes paid	$2,264	$2,440	$89

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

The Company has a contract with the ROP, through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 MW hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement.

Under the terms of its registration with the Philippine Board of Investments, the Company was entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The registration also requires, among others, the maintenance of a debt-to-equity ratio not exceeding 75:25 during commercial operations. The income tax holiday expired on December 11, 2007.  The Company’s taxable income from December 11, 2007, forward is subject to income tax at the current Philippine statutory rate.

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

The Company is 70% owned by CE Casecnan II, Inc.,  20% owned by CE Casecnan Ltd., a Bermuda-registered corporation, which are both indirectly wholly owned subsidiaries of MidAmerican, and 10% owned by a third party.

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

Basis of Presentation

The functional and reporting currency of the Company is the U.S. dollar. Transactions in foreign currencies, principally the Philippine pesos, are recorded based on the prevailing rates of exchange at transaction dates. Foreign currency denominated monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. The resulting exchange differences from settlements of foreign currency transactions and translations of monetary assets and liabilities are credited or charged to operations.

The Company’s operations are in one reportable segment, the water and electricity generation industry.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the Financial Statements.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments that are readily convertible to known amounts of cash with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability for distribution is restricted by legal requirements, loan agreements or other contractual provisions.

Restricted Cash and Investments and Other Investments

Restricted cash and investments are composed of debt service funds and undistributed dividends that are contractually restricted as to their use and require the maintenance of specific minimum balances. The undistributed dividends are invested in money- market instruments and the debt service funds are invested in money-market instruments and auction rate securities. Other investments consist of auction rate securities. The auction rate securities are classified as available-for-sale securities and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses and other-than-temporary losses are included in other income (expense). As of December 31, 2007 and 2006, the carrying value of these securities approximates fair market value and there were no unrealized gains or losses associated with these investments.

The investments in auction rate securities, which totaled $21.4 million and $10.1 million at December 31, 2007 and 2006, respectively, have a weighted average remaining maturity of 23 years. These securities have certain economic characteristics of short-term investments because of their rate setting mechanism and the return on these securities is designed to track short-term interest rates through a “Dutch” auction process (or if the auction fails, a contractual rate return that changes based on the credit rating), which resets the coupon rate of interest every 28 days.

Gross purchases and sales of available-for-sale securities were presented in the Statement of Cash Flows under investing activities in 2006 to conform to the 2007 presentation. Such revisions in presentation did not impact previously reported net cash flows from investing activities, net income or retained earnings.

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

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at historical cost (including capitalized interest costs) less accumulated depreciation. Depreciation is computed on the straight-line method based on the 20-year Cooperation Period for the hydroelectric power plant and office and building structure, and on the estimated useful life of five years for other equipment. The cost of major additions and betterments are capitalized, while costs for replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are charged to operations. Liquidated damages received relative to the Casecnan Project construction are recorded as reduction to the cost of the Project. When an asset is sold or otherwise disposed of, its cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is credited or charged to operations.

Deferred Income Taxes

Deferred income tax assets and liabilities are based on differences between the financial statements and tax bases of assets and liabilities using the estimated tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances are established for certain deferred income tax assets where management has judged that realization is not likely.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of payments from the NIA. This assessment requires judgment regarding the outcome of pending disputes, arbitrations and the ability of the customer to pay the amounts owed to the Company.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. Any resulting impairment loss is reflected in the Statements of Operations.

Revenue

Pursuant to the Project Agreement, the Company bills on a monthly basis for the delivery of water and electricity. The Project Agreement is treated for accounting purposes as an arrangement that contains both a service contract to operate the plant and an operating lease.

Minimum lease payments under the operating lease and service contract are recognized as revenue on a straight-line basis over the lease term. The Company reduces such minimum lease revenues by an amount which is not reasonably assured to be collected due to the uncertain political and economic events in the Philippines and past actions by NIA with regard to claims against the Company, including past assertions that the contract with the Company was without legal basis. The reduction in the minimum lease revenues is recovered when its collectibility becomes reasonably assured. During 2007, 2006, and 2005, revenues were reduced (increased) by the excess (shortfall) of such straight-line revenues over the amounts that were currently billable at the end of each period on such basis.

The annual water delivery revenue is recorded on the basis of the contractual minimum guaranteed water delivery threshold for the respective contract year. If and when actual cumulative deliveries within a contract year exceed the minimum threshold, additional revenue is recognized and calculated as the product of the water deliveries in excess of the minimum threshold and the applicable unit price up to the maximum contractually allowed water delivery volume. The Company defers revenue on the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Project Agreement. The cumulative deferred water delivery revenue was $1.8 million and $- million at December 31, 2007 and 2006, respectively. The water delivery fee credit at the end of each contract year is available to be earned in the succeeding contract year through December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized on a straight line basis from December 25, 2008 through December 25, 2013, as a reduction from billings to NIA. Water delivery revenues do not include value added taxes.

Revenue from electricity consists of guaranteed energy fees with fixed monthly amounts and is recognized based on the contractually guaranteed energy deliveries. Actual deliveries of energy less than the fixed, monthly contractual amounts will not result in any reduction of the guaranteed energy fee. The variable energy fee is recognized when deliveries of energy exceed the guaranteed energy in any contract year. The variable energy fee is not recognized until all cumulative electrical energy shortfalls in previous months have been made up. At December 31, 2007, there was no cumulative electrical energy shortfall.

3.      New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 did not have a material effect on the Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any existing eligible items at January 1, 2008. The Company will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

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

4.      Restricted Cash and Investments and Other Investments

 Restricted cash and investments consist of the following as of December 31 (in thousands):

	2007	2006
Current:
Debt service reserve fund	$9,360	$25,407
Dividend set aside account	13,054	37,252
	$22,414	$62,659

Noncurrent - Debt service reserve fund	$13,906	$-

Restricted cash and investments represent various U.S. dollar money market investments bearing interest at rates of 3.2% and 4.5% and auction rate securities bearing interest at rates of 6.1% and 5.4% at December 31, 2007 and 2006, respectively. The debt service reserve fund is invested in money-market instruments and auction rate securities. The dividend set aside account is composed entirely of U.S. dollar money-market instruments. Auction rate securities included in restricted cash and investments at December 31, 2007 and 2006, had a carrying value of $13.9 million and $10.1 million, respectively, and had a remaining maturity of 26 years and 29 years, respectively.

Other investments consist of auction rate securities with a carrying value of $7.5 million and $- million at December 31, 2007 and 2006, respectively. The investments at December 31, 2007 earned interest at 6.1% and had a remaining maturity of 17 years.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million of auction rate securities held by the Company at December 31, 2007 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. However, at December 31, 2007, none of the principal invested in the auction rate securities held by the Company were downgraded or placed on credit watch and all these securities retain Moody’s and S&P highest credit ratings. Subsequent to December 31, 2007, the auction rate securities have been placed on credit watch for possible downgrade.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Therefore, the fair value of these investments approximates the carrying amount at December 31, 2007. If the underlying assets or guarantors experience credit deterioration on the auction rate securities, the Company may not ultimately realize the book value of the investment at December 31, 2007.

Historically, given the liquidity created by the auctions, auction rate securities were presented in current assets either as restricted cash and investments or as short-term investments on the Company's Balance Sheet. Given the failed auctions, it is uncertain if the Company's auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as non-current assets on the Company's December 31, 2007 Balance Sheet.

5.      Trade Receivable, Net

Trade receivable pertains to the receivable due for lease rentals, service income and recoverable taxes billed pursuant to the provisions of the Project Agreement with NIA and consisted of the following as of December 31 (in thousands):

	2007	2006

Water delivery fee	$10,080	$9,420
Guaranteed energy delivery fee	3,676	3,676
Variable energy delivery fee	6,609	1,543
Total trade receivable	20,365	14,639
Allowance for doubtful accounts	-	(637)
Trade receivable, net	$20,365	$14,002

The water delivery fee includes claims for tax reimbursement from NIA pursuant to the Project Agreement amounting to $3.8 million and $3.1 million as of December 31, 2007 and 2006, respectively.

Under the Project Agreement, the water delivery fee is a fixed monthly payment based upon an assumed annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the water delivery fee rate of $0.07381 per cubic meter. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of each contract year is available to be earned in the succeeding contract year through December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized on a straight-line basis from December 25, 2008 through December 25, 2013, as a reduction from billings to NIA. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the current contract year. Subsequent water delivery fees within the contract year are based on actual water delivered. For contract years starting from December 25, 2008 through the end of the Cooperation Period, guaranteed water delivery fees will be $51.7 million (the 700.0 million cubic meter minimum threshold multiplied by the water delivery fee rate of $0.07381.)

For contract years starting from December 25, 2008 through the end of the Cooperation Period, variable water delivery fees will be earned for all water deliveries, if any, exceeding the 700.0 million cubic meter annual minimum threshold until a cumulative 1.324 billion cubic meters of water subject to variable water delivery fees have been delivered.

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 GWh per month, at a rate of $0.1596 per kWh.

The Company earns variable energy fees based upon actual energy delivered in each month in excess of 19.0 GWh, currently payable at a rate of $0.1509 per kWh. On December 25, 2008, the kWh rate for energy deliveries in excess of 19.0 GWh per month is reduced to $0.1132, escalating at 1% per annum thereafter. Any deliveries of energy in excess of 490.0 GWh, but less than 550.0 GWh per year are paid at a rate of 1.3 pesos per kWh, reduced to 0.98 pesos starting in 2009 and escalated at 1% per annum thereafter. Deliveries in excess of 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

The allowance for doubtful accounts as of December 31, 2007 and 2006 represents the Company’s estimate of the uncollectible portion of the receivable balance. Based on the Company’s assessment, no provision is required as of December 31, 2007. The activity for the Company’s allowance for doubtful accounts for the years ended December 31 was as follows (in thousands):

	2007	2006	2005

Balance, January 1	$(637)	$(654)	$(819)
Recoveries	637	17	165
Balance, December 31	$-	$(637)	$(654)

6.      Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 consists of the following (in thousands):

	2007	2006

Hydroelectric power facility	$431,382	$431,323
Office and building structures	1,199	1,149
Transportation and other equipment	2,350	1,781
Total operating assets	434,931	434,253
Accumulated depreciation	(131,875)	(110,050)
Property, plant and equipment, net	$303,056	$324,203

7.      Long-Term Debt

On November 27, 1995, the Company issued $371.5 million of notes and bonds (the “Securities”) to finance the construction of the Casecnan Project. These debts consisted of $75.0 million Senior Secured Floating Rate Notes (“FRNs”) bearing interest at London Interbank Offering Rate (“LIBOR”) plus 3.00%, which were paid in installments through November 15, 2002; $125.0 million Senior Secured Series A Notes (“Series A Notes”) with interest at 11.45% payable, which were paid in semiannual installments through November 15, 2005; and $171.5 million Senior Secured Series B Bonds (“Series B Bonds”) with interest at 11.95% payable in semiannual installments up to 2010. For the year ended December 31, 2007, the Series B Bonds had an effective interest rate of 14.08%, inclusive of bond issue cost amortization.

The repayment schedule of the Series B Bonds as of December 31, 2007 is as follows (in thousands):

2008	$37,730
2009	13,720
2010	17,150
$68,600

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

Refer to Note 11 for a discussion of the fair value of the outstanding Securities.

8.      Income Taxes

During the years ended December 31, 2007, 2006 and 2005, CE Casecnan incurred $4.6 million, $2.3 million and $1.1 million, respectively, of income taxes. Prior to the December 11, 2007, expiration of the income tax holiday granted to the Company by the Philippine Board of Investments, income taxes were incurred only on interest income earned outside the Philippines and on other income not covered by the income tax holiday. The Company’s taxable income from December 11, 2007 to December 31, 2008, is subject to income tax at the Philippine statutory rate of 35% and 30% in 2009 and thereafter. The Company’s deferred income tax asset of $5.2 million and $5.1 million as of December 31, 2007 and 2006, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

9.      Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $2.5 million and $41.0 million at December 31, 2007 and 2006, respectively. Costs incurred by the Company in transactions with related parties amounted to $1.4 million, $3.3 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and consist primarily of cost allocations. On April 20, 2007, the Company repaid $36.0 million of advances received from affiliates and henceforth, current period advances are repaid in the following month.

As of December 31, 2007 and 2006, the Company had outstanding $39.2 million and $51.3 million, respectively, of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder. On November 1, 2005, the Company extended the due date of the notes from November 15, 2005 to November 1, 2006 and amended the interest rate to 10% per annum, effective November 1, 2005. On December 6, 2005, the notes’ original maturity date was changed to November 1, 2015 and the interest rate from LIBOR plus 2% to LIBOR plus 5.25%; provided, however, that CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $5.3 million, $5.3 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At December 31, 2007, the effective interest rate on the notes was 9.99%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001, and as amended on November 1, 2005, between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes and accrued interest. To the extent that the Company does not have available cash from distributions from the Distribution Fund under the Depositary Agreement (each, as defined in the Subordination Agreement) to pay such amount in full, the Company shall be deemed to have satisfied this demand by paying, to the extent of such available cash, first accrued but unpaid interest on the outstanding principal amount of the notes, and then the outstanding principal amount of the notes. To the extent that such available cash is insufficient to pay any accrued interest and/or outstanding principal, the Company shall not be deemed in default and such amounts shall remain outstanding and payable pursuant to the terms of the notes and the Subordination Agreement. In 2007, CE Casecnan repaid $12.1 million of principal and the related accrued interest. CE Casecnan intends to repay the notes and accrued interest within the next twelve months. The Company expects to generate sufficient cash from operations, after considering income taxes, to pay the notes and other short-term obligations.

10.           Commitments and Contingencies

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MidAmerican’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MidAmerican. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MidAmerican’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have agreed to stipulate that the final calculation of the internal rate of return is 24.06%. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2007. Additional hearings were held on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and a written decision was issued on February 4, 2008 specifying the method for determining LPG’s buy-up price. A final judgment has not been issued on the buy-up right and price and when issued will be subject to appeal. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. LPG waived its request for a jury trial for the breach of fiduciary duty claim and the parties have entered into a stipulation which provides for a trial of such claim by the court based on the existing record of the case. The trial date has been set for March 12, 2008. MidAmerican intends to vigorously defend and pursue the remaining claims.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MidAmerican in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MidAmerican and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MidAmerican’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MidAmerican and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MidAmerican and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. Currently, the action is in the discovery phase and a one-week trial has been set to begin on November 3, 2008. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Concentration of Risk

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

Regulatory Environment

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the Philippine National Power Corporation and introducing a competitive electricity market, among other initiatives. To date, the implementation of the EPIRA has not had an impact on the Company’s operations. It is not known what impact, if any, the implementation of the EPIRA may have on the Company’s future operations.

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The EPIRA provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. The appeals were referred to the Supreme Court Office of the Court Administrator and are currently pending.

11.           Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable and other accrued liabilities approximate fair value because of the short-term maturity of these instruments. Substantially all investments are carried at their fair values, which are based on quoted market prices.

The fair value of the Company’s long-term debt has been estimated based upon quoted market prices of similar types of arrangements as supplied by third-party broker dealers. The following table presents the carrying amount and estimated fair value of the Company’s long-term debt, including the current portion, as of December 31 (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$68,600	$73,814	$106,330	$113,773

These instruments are fixed-rate and, therefore, do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $0.4 million if interest rates were to increase by 10% from their levels at December 31, 2007. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

The Company has outstanding $39.2 million of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder, (see Note 9) with interest calculated at LIBOR plus 5.25%. It is not practicable to estimate the fair value of the notes payable for a variety of reasons, including the absence of quoted market prices for the notes and their subordination provisions to the existing senior debt of the Company.

12.           Operating Lease Rentals and Service Income

The following is the minimum lease rentals and service income to be received in the next five years and thereafter on the noncancelable operating lease as of December 31, 2007 (in thousands):

Years Ended December 31,	Amount

2008	$88,049
2009	88,049
2010	88,049
2011	88,049
2012	88,049
2013 - 2021	792,441

Variable lease rentals and service income amounted to $36.7 million in 2007, $62.1 million in 2006 and $24.1 million in 2005.

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  .Based on the evaluation conducted under the framework in “Internal Control - Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

CE Casecnan Water and Energy Company, Inc.
February 27, 2008

Item 9B.   Other Information.

None.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company as of December 31, 2007:

Douglas L. Anderson	49	Director, Chairman
Joseph L. Sullivan	53	Director, President and General Manager
Patrick J. Goodman	41	Director, Senior Vice President and Chief Financial Officer
P. Eric Connor	59	Director
Brian K. Hankel	45	Vice President and Treasurer
Scott LaPrairie	50	Director
Mitchell L. Pirnie	49	Vice President and General Counsel
Eulogio Wilfredo G. Sarmago	46	Director
Trinity S. Gatuz	41	Director
Belinda E. Dugan	39	Director
Suzy Lyn A. Bayona	32	Director
Pearl T. Liu	52	Corporate Secretary

Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the Shareholders Agreement, CE Casecnan Ltd. is entitled to elect seven of the directors, and each minority investor is entitled to elect one director.

Douglas L. Anderson. In addition to serving as Director and Chairman for the Company, Mr. Anderson has been Senior Vice President, General Counsel and Corporate Secretary of MidAmerican since 2001. Mr. Anderson joined MidAmerican in 1993. Mr. Anderson is also a director of PacifiCorp.

Joseph L. Sullivan. In addition to serving as Director, President and General Manager for the Company, Mr. Sullivan is President and General Manager, Philippines for affiliates of the Company. From 2002 to 2004, Mr. Sullivan served as Executive Vice President for Operations of Mirant Philippines.

Patrick J. Goodman. In addition to serving as Director, Senior Vice President and Chief Financial Officer for the Company, Mr. Goodman has been Senior Vice President and Chief Financial Officer of MidAmerican since 1999. Mr. Goodman joined MidAmerican in 1995. Mr. Goodman is also a director of PacifiCorp.

P. Eric Connor. In addition to serving as director of the Company, Mr. Connor has been Senior Vice President and Chief Procurement Officer of MidAmerican since 2003.  From 1999 to 2003, Mr. Connor served as President and Chief Operating Officer of Northern Electric, an affiliate of the Company. Mr. Connor joined MidAmerican in 1992.

Brian K. Hankel. In addition to serving as Vice President and Treasurer for the Company, Mr. Hankel has been Vice President and Treasurer for MidAmerican since 1997. Mr. Hankel joined MidAmerican in 1992.

Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive Officer of the LaPrairie Group of Companies.

Mitchell L. Pirnie. In addition to serving as Vice President for the Company, Mr. Pirnie also serves as Vice President, General Counsel and Director of CE Generation, LLC, an affiliate of the Company. Mr. Pirnie joined MidAmerican in 1997.

Eulogio Wilfredo G. Sarmago. In addition to serving as a Director of the Company, Mr. Sarmago has been Plant Manager of the Company since September 2005. Prior to his assignment at CE Casecnan, Mr. Sarmago was plant manager of an affiliated company, Visayas Geothermal Power Company.

Trinity S. Gatuz. In addition to serving as a Director of the Company, Ms. Gatuz has been Vice President for the Company and its affiliates since 2004.

Belinda E. Dugan. In addition to serving as a Director of the Company, Ms. Dugan has been Corporate Counsel for the Company since January 1, 2008. Ms. Dugan served as Legal Counsel for the Company and certain of its affiliates from 2003 to 2007.

Suzy Lyn A. Bayona. In addition to serving as a Director of the Company, Ms. Bayona has been Senior Accountant for the Company and certain of its affiliates since 2002.

Pearl T. Liu. In addition to serving as Corporate Secretary for the Company since May 13, 2005, Ms. Liu heads the Corporate and Commercial Practice Group of Quisumbing Torres.

Audit Committee Matters

During the fiscal year ended December 31, 2007 and as of the date of this Annual Report on Form 10-K, the Board of Directors had no committees, including any audit committee. The Company is not an issuer as defined in the Sarbanes-Oxley Act of 2002, it does not have a class of securities listed on any securities exchange, and it is not required to have an audit committee.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, its principal financial and accounting officer and to certain other covered officers. The code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Description of Capital Stock

As of December 31, 2007, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value 1.00 Philippine peso ($0.038) per share (the “Common Stock”), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2007 there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the shareholders for a vote.

The Trust Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Shareholders

The following table sets forth information with respect to all persons who own beneficially more than 5% of the common stock and by all directors and officers of the Company as a group.

	Number of
Name and Address of Owner	Shares Owned*	% of Common
1. CE Casecnan II, Inc.	537,005	70% (1)
2. CE Casecnan Ltd.	153,432	20% (2) (3)
3. LaPrairie Group Contractors	76,716	10% (2)

*	In addition, each director of the Company owns one share in the Company as required by Philippine law.

(1)
In April 2003, CE Casecnan Ltd., a Bermuda registered corporation assigned shares in CE Casecnan to CE Casecnan II, Inc., a Philippine corporation. CE Casecnan Ltd. and CE Casecnan II, Inc. are indirect, wholly- owned subsidiaries of  MidAmerican.

(2)	Refer to Note 10 of Notes to Financial Statements included in Item 8 of this Form 10-K for additional information regarding shareholder litigation.

(3)
Includes rights to 115,000 shares, which rights were purchased from San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in 1998. The 115,000 shares are subject to the ownership adjustment mechanism in the Shareholders Agreement. San Lorenzo retained an option to repurchase the 115,000 shares, if any, remaining after such ownership adjustment. Refer to Note 10 of Item 8 of this Form 10-K for additional information regarding shareholder litigation.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.           Principal Accountant Fees and Services.

The following table shows the Company’s fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Isla Lipana & Co., (a PricewaterhouseCoopers Member Firm) for each of the last two years. The audit committee of MidAmerican reviewed and approved the services rendered by Isla Lipana & Co. in and for fiscal 2007 as set forth in the table below and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence.

	2007	2006
	(in thousands)
Audit Fees (1)	$252	$63
Audit-Related Fees (2)	-	5
Tax Fees (3)	19	36
All Other Fees	-	-
Total aggregate fees billed	$271	$104

(1)
Audit fees include fees for the audit of the Company’s financial statements and interim reviews of the Company’s quarterly financial statements and for services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees primarily include fees for assurance and related services for audits of employee benefit plans, due diligence for possible acquisitions and consultation on various accounting and regulatory rules.

(3)	Tax fees include fees for services relating to tax compliance, tax planning and tax advice. These services include assistance regarding tax compliance, tax return preparation and tax audits.

PART IV

Item 15.           Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on February 27, 2008.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

By:	/s/ * Joseph L. Sullivan
Joseph L. Sullivan
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Sullivan*	Director, President and General Manager	February 27, 2008
Joseph L. Sullivan	(principal executive officer)

/s/ Patrick J. Goodman*	Director, Senior Vice President and Chief Financial Officer	February 27, 2008
Patrick J. Goodman	(principal financial and accounting officer)

/s/ Douglas L. Anderson	Director, Senior Vice President, General Counsel	February 27, 2008
Douglas L. Anderson	and Assistant Secretary

/s/ Eulogio Wilfredo G. Sarmago*	Director	February 27, 2008
Eulogio Wilfredo G. Sarmago

/s/ Trinity S. Gatuz*	Director	February 27, 2008
Trinity S. Gatuz

/s/ Belinda E. Dugan*	Director	February 27, 2008
Belinda E. Dugan

/s/ Suzy Lyn A. Bayona*	Director	February 27, 2008
Suzy Lyn A. Bayona

/s/ P. Eric Connor*	Director	February 27, 2008
P. Eric Connor

Scott LaPrairie	Director	February 27, 2008

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

24	Power of Attorney

Exhibit No.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

40