Form 10-Q
period 2008-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2008-04-29
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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
Yes ☐ No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of April 29, 2008, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of March 31, 2008, and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2007, and the related statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers Member Firm
Makati City, Philippines
April 29, 2008

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	March 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$64,052	$31,083
Restricted cash and investments	22,816	22,414
Trade receivable, net	15,290	20,365
Prepaid insurance and other current assets	7,148	6,653
Total current assets	109,306	80,515

Property, plant and equipment, net	297,656	303,056
Other investments	6,900	7,503
Long-term restricted cash and investments	12,692	13,906
Deferred income taxes	5,639	5,198
Bond issue costs, net	460	539
Total assets	$432,653	$410,717

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$4,026	$5,171
Dividends payable	10,825	10,825
Accrued interest	10,629	7,801
Income tax payable	9,742	3,032
Payable to affiliates	2,463	2,480
Notes payable	39,200	39,200
Current portion of long-term debt	37,730	37,730
Total current liabilities	114,615	106,239

Deferred revenue	3,648	1,768
Long-term debt, net of current portion	30,870	30,870
Total liabilities	149,133	138,877

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	160,865	148,004
Accumulated other comprehensive loss, net	(1,181)	-
Total shareholders’ equity	283,520	271,840
Total liabilities and shareholders’ equity	$432,653	$410,717

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods
	Ended March 31,
	2008	2007

Revenue:
Lease rentals and service contracts	$28,894	$24,338

Operating expenses:
Depreciation	5,402	5,406
Plant operations and other operating expenses	2,219	1,823
Total operating expenses	7,621	7,229

Operating income	21,273	17,109

Other income (expense):
Interest expense	(3,102)	(4,650)
Interest income	662	861
Other, net	937	980
Total other income (expense)	(1,503)	(2,809)

Income before income tax expense	19,770	14,300

Income tax expense	6,909	626

Net income	$12,861	$13,674

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(Amounts in thousands of U.S. Dollars)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2007	$29	$123,807	$69,465	$-	$193,301
Net income	-	-	13,674	-	13,674
Balance, March 31, 2007	$29	$123,807	$83,139	$-	$206,975

Balance, January 1, 2008	$29	$123,807	$148,004	$-	$271,840
Net income	-	-	12,861	-	12,861
Other comprehensive loss	-	-	-	(1,181)	(1,181)
Balance, March 31, 2008	$29	$123,807	$160,865	$(1,181)	$283,520

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands of U.S. Dollars)

	Three-Month Periods
	Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$12,861	$13,674
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,402	5,406
Amortization of bond issue costs	79	130
Provision for deferred income taxes	195	-
Changes in other items:
Trade receivable, net	5,075	(270)
Prepaid insurance and other current assets	(495)	(205)
Accounts payable and other accrued liabilities	(1,145)	(346)
Accrued interest	2,828	4,520
Income tax payable	6,710	626
Deferred revenue	1,880	1,880
Net cash flows from operating activities	33,390	25,415

Cash flows from investing activities:
(Additions to) disposals of property, plant and equipment	(2)	4
Purchases of available-for-sale securities	-	(30,000)
Proceeds from sale of available-for-sale securities	-	15,000
Increase in restricted cash and investments for debt service obligations and dividends payable	(402)	(886)
Net cash flows from investing activities	(404)	(15,882)

Cash flows from financing activities:
Decrease (increase) in payable to affiliates	(17)	580
Net cash flows from financing activities	(17)	580

Net change in cash and cash equivalents	32,969	10,113
Cash and cash equivalents at beginning of period	31,083	31,946
Cash and cash equivalents at end of period	$64,052	$42,059

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007. Gross purchases and sales of available-for-sale securities were presented in the Statement of Cash Flows under investing activities in 2007 to conform to the 2008 presentation. Such revisions in presentation did not impact previously reported net cash flows from investing activities, operating income, net income or retained earnings. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 describe the most significant accounting estimates and policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first three months of 2008.

(2)	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. Refer to Note 7 for additional discussion.

(3)           Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Current:
Debt service reserve fund	$9,667	$9,360
Dividend set aside account	13,149	13,054
	$22,816	$22,414

Noncurrent - Debt service reserve fund	$12,692	$13,906

Restricted cash and investments represent various U.S. dollar money market investments and auction rate securities. The debt service reserve fund is invested in U.S. dollar money-market instruments and auction rate securities. The dividend set aside account is composed entirely of U.S. dollar money-market instruments. Auction rate securities included in long-term restricted cash and investments at March 31, 2008 and December 31, 2007, had a carrying value of $12.7 million and $13.9 million, respectively, and had a remaining maturity of 26 years.

Other investments consist of auction rate securities with a carrying value of $6.9 million and $7.5 million at March 31, 2008 and December 31, 2007, respectively, and had a remaining maturity of 17 years.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. However, all these securities retain Moody’s Investors Service and Standard & Poor’s highest credit ratings at March 31, 2008.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery. At March 31, 2008, the Company recorded a pre-tax temporary impairment of the auction rate securities amounting to $1.8 million. If the underlying assets or guarantors experience further credit deterioration on the auction rate securities, the Company may not ultimately realize the par value of the investment at March 31, 2008.

Given the failed auctions, it is uncertain if the Company's auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as non-current assets on the Company's March 31, 2008 and December 31, 2007 Balance Sheets.

(4)	Income Taxes

During the three-month periods ended March 31, 2008 and 2007, CE Casecnan incurred $6.9 million and $0.6 million, respectively, of income taxes. Prior to the December 11, 2007 expiration of the income tax holiday granted to the Company by the Philippine Board of Investments, income taxes were incurred only on interest income earned outside the Philippines and on other income not covered by the income tax holiday. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the current Philippine statutory rate. The Company’s deferred income tax asset of $5.6 million and $5.1 million as of March 31, 2008 and December 31, 2007, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

(5)	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $2.5 million at March 31, 2008 and December 31, 2007. Costs incurred by the Company in transactions with related parties amounted to $0.4 million and $0.9 million for the three-month periods March 31, 2008 and 2007, respectively, and consist primarily of cost allocations.

As of March 31, 2008 and December 31, 2007, the Company had outstanding $39.2 million of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder. The notes mature on November 1, 2015, and bear an interest rate consisting of the London Interbank Offer Rate plus 5.25%; however, CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $1.0 million and $1.3 million for the three-month periods ended March 31, 2008 and 2007, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At March 31, 2008, the effective interest rate on the notes was 9.99%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001, and as amended on November 1, 2005, between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes and accrued interest. To the extent that the Company does not have available cash from distributions from the Distribution Fund under the Depositary Agreement (each, as defined in the Subordination Agreement) to pay such amount in full, the Company shall be deemed to have satisfied this demand by paying, to the extent of such available cash, first accrued but unpaid interest on the outstanding principal amount of the notes, and then the outstanding principal amount of the notes. To the extent that such available cash is insufficient to pay any accrued interest or outstanding principal, the Company shall not be deemed in default and such amounts shall remain outstanding and payable pursuant to the terms of the notes and the Subordination Agreement. CE Casecnan intends to repay the notes and accrued interest within the next nine months. The Company expects to generate sufficient cash from operations, after considering income taxes, to pay the notes and other short-term obligations.

(6)	Commitments and Contingencies

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican Energy Holdings Company’s (“MEHC”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have agreed to stipulate that the final calculation of the internal rate of return is 24.06%. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2007. Additional hearings were held on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and a written decision was issued on February 4, 2008 specifying the method for determining LPG’s buy-up price. The court has scheduled a hearing for May 9, 2008, regarding the inclusion of certain tax considerations in the calculation of the buy-up price. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. LPG waived its request for a jury trial for the breach of fiduciary duty claim and the parties have entered into a stipulation which provides for a trial of such claim by the court based on the existing record of the case. The trial was held on April 23, 2008. The court took the matter under advisement and requested further briefs from the parties on the burden of proof to be applied. MEHC intends to vigorously defend and pursue the remaining claims.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MEHC in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MEHC’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MEHC and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. Currently, the action is in the discovery phase and a one-week trial has been set to begin on November 3, 2008. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

Concentration of Risk

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders, partners or affiliates of the Company, including MEHC, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

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

(7)           Fair Value Measurements

The Company has auction rate securities that are measured at fair value in the Financial Statements. The Company uses a three level hierarchy for determining fair value and a financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The auction rate securities were valued using Level 3 inputs that reflect the Company’s judgment about the assumptions market participants would use in pricing the asset. The fair value of these securities was determined using broker quotes, which the Company considers to be Level 3 inputs due to the limited market data that exists. The following table reconciles the beginning and ending balance of the Company’s auction rate securities measured at fair value on a recurring basis during the three-month period ended March 31, 2008 (in thousands):

Available-for-sale Securities

Balance, January 1, 2008	$21,409
Unrealized losses included in other comprehensive loss	(1,817)
Balance, March 31, 2008	$19,592

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

The components of comprehensive income are as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2008	2007

Net income	$12,861	$13,674
Other comprehensive loss – unrealized losses on marketable securities,
net of tax of $(636) and $-	(1,181)	-

Comprehensive income	$11,680	$13,674

Accumulated other comprehensive loss, net is included in the Balance Sheets in the shareholders’ equity section, and consists of unrealized losses on marketable securities totaling $1.2 million, net of tax of $0.6 million, as of March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather and other factors. This discussion should be read in conjunction with the Company’s historical Financial Statements and the related notes thereto included in Item 1 of this Form 10-Q. The Company’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based on the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

•	changes in weather conditions that could affect operating revenue;

•	general economic, political and business conditions in the Philippines;

•	changes in governmental, legislative or regulatory requirements affecting the Company or the power generation industry;

•	availability of qualified personnel;

•
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

Further details of the potential risks and uncertainties affecting the Company are described in the Company’s filings with the SEC contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. Under the terms of its registration with the Philippine Board of Investments, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday expired on December 11, 2007. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the current Philippine statutory rate.

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

Under the Project Agreement, the water delivery fee is a fixed monthly payment based upon an assumed annual water delivery of 801.9 million cubic meters, pro-rated to approximately 66.8 million cubic meters per month, multiplied by the water delivery fee rate of $0.07381 per cubic meter. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit (deferred revenue) is computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the minimum threshold. The water delivery fee credit at the end of each contract year is available to be earned in the succeeding contract year through December 25, 2008. The cumulative water delivery fee credit at December 25, 2008, if any, shall be amortized on a straight-line basis from December 25, 2008 through December 25, 2013, as a reduction from billings to NIA. Accordingly, in recognizing revenue, the water delivery fees are recorded each month pro-rated to approximately 58.3 million cubic meters per month until the minimum threshold has been reached for the current contract year. Subsequent water delivery fees within the contract year are based on actual water delivered. For contract years starting from December 25, 2008 through the end of the Cooperation Period, guaranteed water delivery fees will be $51.7 million (the 700.0 million cubic meter minimum threshold multiplied by the water delivery fee rate of $0.07381).

For contract years starting from December 25, 2008 through the end of the Cooperation Period, variable water delivery fees will be earned for all water deliveries, if any, exceeding the 700.0 million cubic meter annual minimum threshold until a cumulative 1.324 billion cubic meters of water subject to variable water delivery fees have been delivered.

The Company earns guaranteed energy fees based upon an assumed delivery of 19.0 gigawatt hours (“GWh”) per month, at a rate of $0.1596 per kilowatt hour (“kWh”).

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

Results of Operations for the Three-Month Periods Ended March 31, 2008 and 2007

The following table provides certain operating data of the Casecnan Project for the three-month periods ended March 31:
	2008	2007

Electricity produced (GWh)	99.4	59.0
Water delivered (million cubic meters)	172.3	102.5

For accounting purposes, the Project Agreement with NIA contains both an operating lease and a service contract, which the Company accounted for pursuant to the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Minimum lease payments under the operating lease are recognized as revenue on a straight-line basis over the lease term. The Company reduces such minimum lease revenues by an amount which is not reasonably assured to be collected due to the uncertain political and economic events in the Philippines and past actions by NIA with regard to claims against the Company. The reduction in the minimum lease revenues is recovered when its collectibility becomes reasonably assured. During the three-month periods ended March 31, 2008 and 2007, revenues were increased by the shortfall of such straight-line revenues over the amounts that were currently billable at the end of each period on such basis. The Company's water and energy fees for the three-month periods ended March 31 are as follows (in millions):

	2008	2007
Water delivery fees	$14.8	$14.8
Guaranteed energy fees	9.1	9.1
Variable energy fees	6.9	2.3
Deferred water delivery fees	(1.9)	(1.9)
Total lease rentals and service contracts revenue	$28.9	$24.3

Revenue increased by $4.6 million to $28.9 million for the three-month period ended March 31, 2008 from $24.3 million for the same period in 2007. The increase in variable energy fees was due to the higher rainfall which resulted in higher electricity production in the first quarter of 2008 as compared to 2007. The deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Project Agreement.

Plant operations and other operating expenses increased by $0.4 million to $2.2 million for the three-month period ended March 31, 2008 from $1.8 million for the same period in 2007, due to higher general and administrative cost allocations in 2008.

Interest expense decreased by $1.6 million to $3.1 million for the three-month period ended March 31, 2008 from $4.7 million for the same period in 2007, due to lower outstanding debt balances resulting from the scheduled repayment of Series B bonds and payment of $12.1 million of subordinated debt.

Income tax expense increased by $6.3 million to $6.9 million for the three-month period ended March 31, 2008 from $0.6 million for the same period in 2007, due to the expiration of the income tax holiday on December 11, 2007. From December 11, 2007 forward, the Company’s taxable income is subject to income tax at the Philippine statutory rate.

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

The Company’s cash and cash equivalents were $64.1 million and $31.1 million at March 31, 2008 and December 31, 2007, respectively.

Cash flows from operations were $33.4 million and $25.4 million for the three-month periods ended March 31, 2008 and 2007, respectively. The increase in cash from operations in 2008 was primarily due to collection of higher variable energy revenue resulting from higher water flow and related energy generation in 2008.

Cash flows used in investing activities were $0.4 million and $15.9 million for the three-month periods ended March 31, 2008 and 2007, respectively. The Company made net purchases of $15.0 million of available-for-sale securities during the three-month period ended March 31, 2007.

Cash flows from financing activities were $- million and $0.6 million for the three-month periods ended March 31, 2008 and 2007. The Company accrued an additional $0.6 million payable to the minority shareholder in 2007.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. However, all these securities retain Moody’s Investors Service and Standard & Poor’s highest credit ratings at March 31, 2008.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery. At March 31, 2008, the Company recorded a pre-tax temporary impairment of the auction rate securities amounting to $1.8 million. If the underlying assets or guarantors experience further credit deterioration on the auction rate securities, the Company may not ultimately realize the par value of the investment at March 31, 2008.

Given the failed auctions, it is uncertain if the Company's auction rate securities will be sold within the next twelve months. Accordingly, the entire amount of such remaining balance has been classified as non-current assets on the Company's March 31, 2008 and December 31, 2007 Balance Sheets.

Shareholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. The Company is not a defendant in the action. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Pursuant to the appellate court decision, on May 7, 2007, the Company released $21.7 million of dividends and $3.8 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have agreed to stipulate that the final calculation of the internal rate of return is 24.06%. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2007. Additional hearings were held on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and a written decision was issued on February 4, 2008 specifying the method for determining LPG’s buy-up price. The court has scheduled a hearing for May 9, 2008, regarding the inclusion of certain tax considerations in the calculation of the buy-up price. Exercise of the buy-up rights under the shareholder agreement is a transaction between shareholders of the Company and is not expected to have any impact on the Company’s financial position or results of operations. LPG waived its request for a jury trial for the breach of fiduciary duty claim and the parties have entered into a stipulation which provides for a trial of such claim by the court based on the existing record of the case. The trial was held on April 23, 2008. The court took the matter under advisement and requested further briefs from the parties on the burden of proof to be applied. MEHC intends to vigorously defend and pursue the remaining claims.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in the Company were purchased by MEHC in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MEHC’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MEHC and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. Currently, the action is in the discovery phase and a one-week trial has been set to begin on November 3, 2008. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time.

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

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes outside the normal course of business in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the allowance for doubtful accounts and revenue. For additional discussion of the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s critical accounting policies have not changed materially since December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting CE Casecnan, see Item 7A of CE Casecnan’s Annual Report on Form 10-K for the year ended December 31, 2007. CE Casecnan’s exposure to market risk and its management of such risk has not changed materially since December 31, 2007.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Material developments to these proceedings during the three-month period ended March 31, 2008 are included in Note 6 of Notes to Financial Statements included in Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There has been no material change to the Company’s risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: April 29, 2008	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.