Form 10-Q
period 2008-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2008-07-25
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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
Yes  ☒  No  *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer *	Accelerated filer *	Non-accelerated filer ☒	Smaller reporting company *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  *  No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of July 25, 2008, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.
We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of June 30, 2008, and the related statements of operations for each of the three-month and six-month periods ended June 30, 2008 and 2007 and of changes in shareholders’ equity and of cash flows for each of the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
July 25, 2008

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	June 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$21,799	$31,083
Restricted cash and investments	23,068	22,414
Trade receivable, net	16,905	20,365
Other current assets	6,279	6,653
Total current assets	68,051	80,515

Property, plant and equipment, net	292,377	303,056
Other investments	6,921	7,503
Long-term restricted cash and investments	12,826	13,906
Deferred income taxes	5,618	5,198
Bond issue costs, net	381	539
Total assets	$386,174	$410,717

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$3,631	$5,171
Dividends payable	10,825	10,825
Accrued interest	3,119	7,801
Income tax payable	6,657	3,032
Payable to affiliates	2,597	2,480
Notes payable	7,115	39,200
Current portion of long-term debt	25,725	37,730
Total current liabilities	59,669	106,239

Deferred revenue	5,529	1,768
Long-term debt	24,010	30,870
Total liabilities	89,208	138,877

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	174,211	148,004
Accumulated other comprehensive loss, net	(1,081)	-
Total shareholders’ equity	296,966	271,840
Total liabilities and shareholders’ equity	$386,174	$410,717

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue:
Lease rentals and service contracts	$28,757	$22,014	$57,651	$46,352
Operating expenses:
Depreciation	5,440	5,401	10,842	10,807
Plant operations and other operating expenses	2,498	2,103	4,717	3,926
Total operating expenses	7,938	7,504	15,559	14,733

Operating income	20,819	14,510	42,092	31,619

Other income (expense):
Interest expense	(2,401)	(4,381)	(5,503)	(9,031)
Interest income	455	671	1,117	1,532
Other, net	1,280	900	2,217	1,880
Total other income (expense)	(666)	(2,810)	(2,169)	(5,619)

Income before income tax expense	20,153	11,700	39,923	26,000

Income tax expense	6,807	558	13,716	1,184

Net income	$13,346	$11,142	$26,207	$24,816

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(Amounts in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2007	$29	$123,807	$69,465	$-	$193,301
Net income	-	-	24,816	-	24,816
Balance, June 30, 2007	$29	$123,807	$94,281	$-	$218,117

Balance, January 1, 2008	$29	$123,807	$148,004	$-	$271,840
Net income	-	-	26,207	-	26,207
Other comprehensive loss	-	-	-	(1,081)	(1,081)
Balance, June 30, 2008	$29	$123,807	$174,211	$(1,081)	$296,966

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six-Month Periods
	Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$26,207	$24,816
Adjustments to reconcile net income to cash flows from operations:
Depreciation	10,842	10,807
Amortization of bond issue costs	158	259
Provision for deferred income taxes	161	-
Changes in other items:
Trade receivable, net	3,460	(500)
Other current assets	374	658
Accounts payable and other accrued liabilities	(1,540)	(416)
Accrued interest	(4,682)	219
Income tax payable	3,625	(91)
Deferred revenue	3,761	3,761
Net cash flows from operating activities	42,366	39,513

Cash flows from investing activities:
Capital expenditures	(163)	(155)
Purchases of available-for-sale securities	-	(37,500)
Proceeds from sale of available-for-sale securities	-	30,000
(Increase) decrease in restricted cash and investments for debt service obligations and dividends payable	(654)	25,576
Net cash flows from investing activities	(817)	17,921

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	117	(38,857)
Repayment of long-term debt	(18,865)	(18,865)
Repayment of notes payable	(32,085)	-
Dividends paid	-	(21,650)
Net cash flows from financing activities	(50,833)	(79,372)

Net change in cash and cash equivalents	(9,284)	(21,938)
Cash and cash equivalents at beginning of period	31,083	31,946
Cash and cash equivalents at end of period	$21,799	$10,008

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

Under the terms of its registration with the Philippine Board of Investments, the Company was entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The registration also requires, among others, the maintenance of a debt-to-equity ratio not exceeding 75:25 during commercial operations. The income tax holiday expired on December 11, 2007. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the Philippine statutory rate.

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of June 30, 2008, and for the three- and six-month periods ended June 30, 2008 and 2007. Gross purchases and sales of available-for-sale securities were presented in the Statement of Cash Flows under investing activities in 2007 to conform to the 2008 presentation. Such revisions in presentation did not impact previously reported net cash flows from investing activities, operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first six months of 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. Refer to Note 7 for additional discussion.

(3)	Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Current:
Dividend set aside account	$13,204	$13,054
Debt service reserve fund	9,864	9,360
	$23,068	$22,414

Noncurrent - Debt service reserve fund	$12,826	$13,906

The dividend set aside account and the current debt service reserve fund are invested in U.S. dollar money-market instruments. The noncurrent debt service reserve fund is invested in auction rate securities that had a remaining maturity of 25 years and 26 years at June 30, 2008 and December 31, 2007, respectively.

Other investments consist of auction rate securities with a carrying value of $6.9 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively, and had a remaining maturity of 17 years.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated A2 and Aa3 by Moody’s Investors Service and AA by Standard & Poor’s at June 30, 2008.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery. At June 30, 2008, the pre-tax temporary impairment of the auction rate securities totaled $1.7 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investment held at June 30, 2008.

Given the failed auctions, it is uncertain if the Company’s auction rate securities will be sold within the next twelve months. Accordingly, the Company’s investments in auction rate securities are classified as non-current on the Balance Sheets.

(4)	Income Taxes

The Company recognized income taxes totaling $6.8 million and $0.6 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $13.7 million and $1.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. Prior to the December 11, 2007 expiration of the income tax holiday granted to the Company by the Philippine Board of Investments, income taxes were incurred only on interest income earned outside the Philippines and on other income not covered by the income tax holiday. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the Philippine statutory rate. The Company’s deferred income tax asset of $5.6 million and $5.2 million as of June 30, 2008 and December 31, 2007, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

(5)	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $2.6 million and $2.5 million at June 30, 2008 and December 31, 2007, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.4 million and $0.7 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $0.8 million and $1.6 million for the six-month periods ended June 30, 2008 and 2007, respectively, and consist primarily of cost allocations.

As of June 30, 2008 and December 31, 2007, the Company had outstanding $7.1 million and $39.2 million, respectively, of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder. The notes mature on November 1, 2015, and bear an interest rate consisting of the London Interbank Offer Rate plus 5.25%; however, CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $0.6 million and $1.4 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $1.6 million and $2.7 million for the six-month periods ended June 30, 2008 and 2007, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At June 30, 2008, the effective interest rate on the notes was 8.08%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001, and as amended on November 1, 2005, between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes and accrued interest. To the extent that the Company does not have available cash from distributions from the Distribution Fund under the Depositary Agreement (each, as defined in the Subordination Agreement) to pay such amount in full, the Company shall be deemed to have satisfied this demand by paying, to the extent of such available cash, first accrued but unpaid interest on the outstanding principal amount of the notes, and then the outstanding principal amount of the notes. To the extent that such available cash is insufficient to pay any accrued interest or outstanding principal, the Company shall not be deemed in default and such amounts shall remain outstanding and payable pursuant to the terms of the notes and the Subordination Agreement. CE Casecnan intends to repay the outstanding notes and accrued interest within the next six months. The Company expects to generate sufficient cash from operations, after considering income taxes, to pay the notes and other short-term obligations.

(6)	Commitments and Contingencies

Shareholder Litigation

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, MidAmerican Energy Holdings Company’s (“MEHC”) indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. On January 3, 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement, which are also being litigated. The remaining issues are fully briefed and pending before the court. Exercise of the buy-up rights is a transaction between shareholders and is not expected to have any impact on the Company’s results of operations.

On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase shares in the Company. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase, and a one-week trial has been set to begin November 3, 2008. The impact, if any, of this litigation on the Company cannot be determined at this time.

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

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. The appeals were referred to the Supreme Court Office of the Court Administrator who assigned the consolidated cases to the Regional Trial Court of Bayombong Vizcaya South Sector.

Real Property Tax

On July 1, 2008, CE Casecnan received a real property tax assessment adjustment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the years 2002 through the second quarter of 2008. On July 2, 2008, CE Casecnan forwarded the tax assessment adjustment to NIA and the Philippine Department of Finance (“DOF”), who must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007.  On July 22, 2008, CE Casecnan forwarded the assessment to NIA and the DOF, who are obligated to reimburse the Company pursuant to the Project Agreement.

(7)	Fair Value Measurements

The Company has auction rate securities that are measured at fair value in the Financial Statements. The Company uses a three level hierarchy for determining fair value and a financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The auction rate securities were valued using Level 3 inputs that reflect the Company’s judgment about the assumptions market participants would use in pricing the asset. The fair value of these securities was determined using broker quotes, which the Company considers to be Level 3 inputs due to the limited market data that exists. The following table reconciles the beginning and ending balance of the Company’s auction rate securities measured at fair value on a recurring basis during the six-month period ended June 30, 2008 (in thousands):

Balance, January 1, 2008	$21,409
Unrealized losses included in other comprehensive loss	(1,662)
Balance, June 30, 2008	$19,747

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

The components of comprehensive income are as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$13,346	$11,142	$26,207	$24,816
Other comprehensive income (loss) – unrealized gains (losses) on marketable securities, net of tax of $55; $-; $(581); and $-	100	-	(1,081)	-

Comprehensive income	$13,446	$11,142	$25,126	$24,816

Accumulated other comprehensive loss, net is included in the Balance Sheets in the shareholders’ equity section, and consists of unrealized losses on marketable securities totaling $1.1 million, net of tax of $0.6 million, as of June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Financial Statements and the related notes included elsewhere in Item 1 of this Form 10-Q. The Company’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

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

Further details of the potential risks and uncertainties affecting the Company are described in the Company’s filings with the SEC, including Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. On December 11, 2021, the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. Under the terms of its registration with the Philippine Board of Investments, CE Casecnan is entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday expired on December 11, 2007. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the Philippine statutory rate.

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

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2008 and 2007

The following table provides certain operating data of the Casecnan Project:

	Second Quarter		First Six Months
	2008	2007	2008	2007
Electricity produced (GWh)	106.2	40.1	205.6	99.1
Water delivered (million cubic meters)	178.0	65.5	350.3	168.0

The Company’s water and energy fees are as follows (in millions):

	Second Quarter		First Six Months
	2008	2007	2008	2007
Water delivery fees	$14.8	$14.8	$29.7	$29.7
Guaranteed energy fees	9.1	9.1	18.2	18.2
Variable energy fees	6.8	-	13.6	2.3
Deferred water delivery fees	(1.9)	(1.9)	(3.8)	(3.8)
	$28.8	$22.0	$57.7	$46.4

Revenue for the second quarter and the first six months of 2008 increased $6.8 million and $11.3 million, respectively, from the comparable periods in 2007. The increase in variable energy fees was due to the higher rainfall which resulted in higher electricity production in 2008 compared to 2007. Deferred water delivery fees represent the difference between the actual water delivery fees earned and the water delivery fees invoiced pursuant to the Project Agreement.

Plant operations and other operating expenses for the second quarter and the first six months of 2008 increased $0.4 million and $0.8 million, respectively, from the comparable periods in 2007, due to higher general and administrative cost allocations in 2008.

Interest expense for the second quarter and the first six months of 2008 decreased $2.0 million and $3.5 million, respectively, from the comparable periods in 2007.  The lower interest expense was due to lower outstanding debt balances resulting from the scheduled repayment of Series B bonds and the repayment of notes payable.

Income tax expense for the second quarter and the first six months of 2008 increased $6.2 million and $12.5 million, respectively, from the comparable periods in 2007, due to the expiration of the income tax holiday on December 11, 2007.  From December 11, 2007 forward, the Company’s taxable income is subject to income tax at the Philippine statutory rate.

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

NIA’s obligations under the Project Agreement are substantially denominated in U.S. Dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders or affiliates of the Company, including MidAmerican Energy Holdings Company (“MEHC”), and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

The Company’s cash and cash equivalents were $21.8 million and $31.1 million at June 30, 2008 and December 31, 2007, respectively.

Cash flows from operations were $42.4 million and $39.5 million for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in cash from operations in 2008 was primarily due to collection of higher variable energy revenue resulting from higher water flow and related energy generation in 2008.

Cash flows from investing activities were ($0.8) million and $17.9 million for the six-month periods ended June 30, 2008 and 2007, respectively. The Company decreased its restricted cash and investments related to obligations for debt service and unpaid dividends in 2007 by paying $25.6 million of dividends and accrued interest held in escrow. This was partially offset by net purchases of available-for-sale securities totaling $7.5 million during the six-month period ended June 30, 2007.

Cash flows from financing activities were ($50.8) million and ($79.4) million for the six-month periods ended June 30, 2008 and 2007, respectively. The Company repaid $18.9 million of its outstanding project financing debt and $32.1 million of its notes payable during the six-month period ended June 30, 2008. The Company repaid $38.9 million of advances received from its affiliates and $18.9 million of its outstanding project financing debt and also released $21.7 million of dividends held in escrow during the six-month period ended June 30, 2007.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated A2 and Aa3 by Moody’s Investors Service and AA by Standard & Poor’s at June 30, 2008.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery. At June 30, 2008, the Company’s pre-tax temporary impairment of the auction rate securities totaled $1.7 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investment at June 30, 2008.

Given the failed auctions, it is uncertain if the Company’s auction rate securities will be sold within the next twelve months. Accordingly, the Company’s investments in auction rate securities are classified as non-current on the Balance Sheets.

Shareholder Litigation

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. On January 3, 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement, which are also being litigated. The remaining issues are fully briefed and pending before the court. Exercise of the buy-up rights is a transaction between shareholders and is not expected to have any impact on the Company’s results of operations.

On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase shares in the Company. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase, and a one-week trial has been set to begin November 3, 2008. The impact, if any, of this litigation on the Company cannot be determined at this time.

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments with the Regional Trial Court of Nueva Vizcaya. The appeals were referred to the Supreme Court Office of the Court Administrator who assigned the consolidated cases to the Regional Trial Court of Bayombong Vizcaya South Sector.

Real Property Tax

On July 1, 2008, CE Casecnan received a real property tax assessment adjustment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the years 2002 through the second quarter of 2008. On July 2, 2008, CE Casecnan forwarded the tax assessment adjustment to NIA and the Philippine Department of Finance (“DOF”), who must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007.  On July 22, 2008, CE Casecnan forwarded the assessment to NIA and the DOF, who are obligated to reimburse the Company pursuant to the Project Agreement.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of CE Casecnan’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s exposure to market risk and its management of such risk has not changed materially since December 31, 2007.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s President  (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: July 25, 2008	/s/ Patrick J. Goodman
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