Form 10-Q
period 2008-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2008-11-07
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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
Yes  *  No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of October 31, 2008, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of September 30, 2008, and the related statements of operations for the three-month and nine-month periods then ended and of changes in shareholders’ equity and of cash flows for the nine-month period then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial information as of December 31, 2007, and for the three-month and nine-month periods ended September 30, 2007, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Manabat, Delgado Amper & Co.

Manabat, Delgado, Amper & Co.
Deloitte & Touche
Makati City, Philippines
November 7, 2008

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	September 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$53,769	$31,083
Restricted cash and investments	23,365	22,414
Trade receivable, net	17,555	20,365
Other current assets	6,325	6,653
Total current assets	101,014	80,515

Property, plant and equipment, net	286,904	303,056
Other investments	6,621	7,503
Long-term restricted cash and investments	11,957	13,906
Deferred income taxes	6,015	5,198
Bond issue costs, net	301	539
Total assets	$412,812	$410,717

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,255	$1,995
Dividends payable	10,825	10,825
Accrued interest	4,721	7,801
Accrued income, property and other taxes	13,079	6,208
Payable to affiliates	2,618	2,480
Notes payable	7,115	39,200
Current portion of long-term debt	25,725	37,730
Total current liabilities	65,338	106,239

Deferred revenue	7,409	1,768
Long-term debt	24,010	30,870
Total liabilities	96,757	138,877

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	194,059	148,004
Accumulated other comprehensive loss, net	(1,840)	-
Total shareholders’ equity	316,055	271,840
Total liabilities and shareholders’ equity	$412,812	$410,717

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue:
Lease rentals and service contracts	$38,685	$27,501	$96,336	$73,853
Operating expenses:
Depreciation	5,660	5,483	16,502	16,290
Plant operations and other operating expenses	2,747	2,550	7,460	6,476
Total operating expenses	8,407	8,033	23,962	22,766

Operating income	30,278	19,468	72,374	51,087

Other income (expense):
Interest expense	(1,710)	(4,113)	(7,213)	(13,144)
Interest income	456	609	1,573	2,141
Other, net	1,220	867	3,437	2,747
Total other income (expense)	(34)	(2,637)	(2,203)	(8,256)

Income before income tax expense	30,244	16,831	70,171	42,831

Income tax expense	10,396	540	24,116	1,724

Net income	$19,848	$16,291	$46,055	$41,107

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(Amounts in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2007	$29	$123,807	$69,465	$-	$193,301
Net income	-	-	41,107	-	41,107
Balance, September 30, 2007	$29	$123,807	$110,572	$-	$234,408

Balance, January 1, 2008	$29	$123,807	$148,004	$-	$271,840
Net income	-	-	46,055	-	46,055
Other comprehensive loss	-	-	-	(1,840)	(1,840)
Balance, September 30, 2008	$29	$123,807	$194,059	$(1,840)	$316,055

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine-Month Periods
	Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$46,055	$41,107
Adjustments to reconcile net income to cash flows from operations:
Depreciation	16,502	16,290
Amortization of bond issue costs	238	388
Provision for deferred income taxes	174	-
Changes in other items:
Trade receivable, net	2,810	(4,199)
Other current assets	328	718
Accounts payable and other accrued liabilities	(740)	(4)
Accrued interest	(3,080)	4,203
Accrued income, property and other taxes	6,871	27
Deferred revenue	5,641	5,641
Net cash flows from operating activities	74,799	64,171

Cash flows from investing activities:
Capital expenditures	(350)	(544)
Purchases of available-for-sale securities	-	(71,800)
Proceeds from sale of available-for-sale securities	-	60,500
(Increase) decrease in restricted cash and investments	(951)	28,832
Net cash flows from investing activities	(1,301)	16,988

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	138	(38,550)
Repayment of long-term debt	(18,865)	(18,865)
Repayment of notes payable	(32,085)	-
Dividends paid	-	(21,650)
Net cash flows from financing activities	(50,812)	(79,065)

Net change in cash and cash equivalents	22,686	2,094
Cash and cash equivalents at beginning of period	31,083	31,946
Cash and cash equivalents at end of period	$53,769	$34,040

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MEHC”) and was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The Company is 70% owned by CE Casecnan II, Inc., 20% owned by CE Casecnan Ltd., a Bermuda-registered corporation, which are both indirectly wholly owned subsidiaries of MEHC, and 10% owned by a third party. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States (“U.S.”) Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007. Certain amounts in the prior period Financial Statements have been reclassified to conform to the current period presentation, including the gross presentation of purchases and sales of available-for-sale securities in the Statements of Cash Flows under investing activities. Such reclassifications did not impact previously reported operating income, net income or retained earnings. However, previously reported cash and cash equivalents and net cash flows from investing activities were reduced by $7.5 million as of and for the nine-month period ending September 30, 2007. The results of operations for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first nine months of 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company applied the guidance of FSP FAS 157-3 when determining the fair value of its auction rate securities. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. Refer to Note 7 for additional discussion.

(3)	Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Current:
Dividend set aside account	$13,250	$13,054
Debt service reserve fund	10,115	9,360
	$23,365	$22,414

Noncurrent - Debt service reserve fund	$11,957	$13,906

The dividend set aside account and the current debt service reserve fund are invested in U.S. dollar money-market instruments. The noncurrent debt service reserve fund is invested in auction rate securities that had a remaining maturity of 25 years and 26 years at September 30, 2008 and December 31, 2007, respectively.

Other investments at September 30, 2008 and December 31, 2007 consist of auction rate securities with a carrying value of $6.6 million and $7.5 million, respectively, and had a remaining maturity of 16 years and 17 years, respectively.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated A2 and Aa3 by Moody’s Investors Service and AA by Standard & Poor’s at September 30, 2008.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery in the credit and capital markets that would facilitate the periodic auction and sale of these securities. At September 30, 2008, the pre-tax temporary impairment of the auction rate securities totaled $2.8 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investment held at September 30, 2008.

Given the failed auctions, it is uncertain if the auction rate securities will be sold within the next twelve months. Accordingly, the Company’s investments in auction rate securities are classified as non-current on the Balance Sheets.

(4)	Income Taxes

The Company recognized income taxes totaling $10.4 million and $0.5 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $24.1 million and $1.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Prior to the December 11, 2007 expiration of the income tax holiday granted to the Company by the Philippine Board of Investments, income taxes were incurred only on interest income earned outside the Philippines and on other income not covered by the income tax holiday. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the Philippine statutory rate.

(5)	Related Party Transactions

In the normal course of business, the Company transacts with its affiliates in the form of advances for operating expenses. The payable to affiliates was $2.6 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.4 million and $0.5 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $1.2 million and $2.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively, and consist primarily of cost allocations.

As of September 30, 2008 and December 31, 2007, the Company had outstanding $7.1 million and $39.2 million, respectively, of unsecured subordinated notes payable to CE Casecnan Ltd., a shareholder. The notes mature on November 1, 2015, and bear an interest rate consisting of the London Interbank Offer Rate plus 5.25%; however, CE Casecnan Ltd. can demand payment of the outstanding principal amount at any time prior to the maturity date. The interest is payable each May 15 and November 15. Interest expense on the notes was $0.1 million and $1.4 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $1.7 million and $4.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Any overdue payment of principal or interest payable on the notes shall increase the annual interest rate by two percentage points. At September 30, 2008, the effective interest rate on the notes was 8.08%. The notes may be prepaid at any time without premium or penalty but with accrued interest, if any. The notes and any and all payments, whether of principal, interest or otherwise are subject in all respects to the terms of the Subordination Agreement dated November 15, 2001, and as amended on November 1, 2005, between CE Casecnan Ltd. and the Company in favor of the Trustee, the Collateral Agent, the co-collateral agent, the Depositary, any party that becomes a Permitted Counterparty under an Interest Rate/Currency Protection Agreement, and any party that becomes a working capital facility agent and any other Person that becomes a secured party under the Intercreditor Agreement.

On May 15, 2007, CE Casecnan Ltd. demanded payment in full of the outstanding principal amount of the notes and accrued interest. To the extent that the Company does not have available cash from distributions from the Distribution Fund under the Depositary Agreement (each, as defined in the Subordination Agreement) to pay such amount in full, the Company shall be deemed to have satisfied this demand by paying, to the extent of such available cash, first accrued but unpaid interest on the outstanding principal amount of the notes, and then the outstanding principal amount of the notes. To the extent that such available cash is insufficient to pay any accrued interest or outstanding principal, the Company shall not be deemed in default and such amounts shall remain outstanding and payable pursuant to the terms of the notes and the Subordination Agreement. CE Casecnan intends to repay the outstanding notes and accrued interest within the next three months. The Company expects to generate sufficient cash from operations, after considering income taxes, to pay the notes and other short-term obligations.

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

On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase 15% of the shares in the Company.  On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase, and a one-week trial has been set to begin May 4, 2009. The impact, if any, of this litigation on the Company cannot be determined at this time.

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

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for re-assignment to another court to hear and decide on these cases.

Real Property Tax

On July 1, 2008, CE Casecnan received a real property tax assessment adjustment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the years 2002 through the second quarter of 2008. On July 2, 2008, CE Casecnan forwarded the tax assessment adjustment to NIA and the Philippine Department of Finance (“DOF”), who must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On August 28, 2008, CE Casecnan filed an appeal with the local Board of Assessment Appeals. CE Casecnan received a temporary restraining order against the province of Nueva Ecija to enjoin collection efforts until the matter is resolved by the courts. On October 24, 2008, the Court denied CE Casecnan’s application for preliminary injunction. A motion for reconsideration on the denial will be filed within 15 days from receipt of the court order. In the meantime, CE Casecnan will proceed with the main case for injunction.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. On July 22, 2008, CE Casecnan forwarded the assessment to NIA and the DOF, who must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts. Considering that the facts are not disputed and the case involves purely questions of law or legal issues, the parties agreed to dispense with the presentation of their respective evidences in the application for preliminary injunction and proceed directly to the main case. The parties agreed, which the Court approved, to a status quo pending the final outcome of the main case. A pre-trial conference is set on November 28, 2008.

(7)	Fair Value Measurements

The Company has auction rate securities that are measured at fair value in the Financial Statements. The Company uses a three level hierarchy for determining fair value and a financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The auction rate securities were valued using internally developed discounted cash flow models based on available observable market data and the Company’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use in pricing the asset. As such, the Company considers these securities to be valued using Level 3 inputs. The following table reconciles the beginning and ending balance of the Company’s auction rate securities measured at fair value on a recurring basis (in thousands):

	Three-Month Period Ended September 30, 2008	Nine-Month Period Ended September 30, 2008

Beginning balance	$19,747	$21,409
Unrealized losses included in other comprehensive loss, net	(1,169)	(2,831)
Ending balance	$18,578	$18,578

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

The components of comprehensive income are as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$19,848	$16,291	$46,055	$41,107
Other comprehensive loss – unrealized losses on marketable securities, net of tax of $(410); $-; $(991); and $-	(759)	-	(1,840)	-

Comprehensive income	$19,089	$16,291	$44,215	$41,107

Accumulated other comprehensive loss, net is included in the Balance Sheets in the shareholders’ equity section, and consists of unrealized losses on marketable securities totaling $2.8 million, net of tax of $1.0 million, as of September 30, 2008.

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

Business

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) commencing December 11, 2001, with “take-or-pay” obligations for water and electricity. On December 11, 2021, the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. The ROP also signed a Performance Undertaking, which, among others, affirms and guarantees the obligations of NIA under the Project Agreement. Under the terms of its registration with the Philippine Board of Investments, CE Casecnan is entitled to certain incentives which included an income tax holiday for six years from the start of commercial operations. The Casecnan Project Cooperation Period began upon commencement of commercial operations on December 11, 2001. The income tax holiday expired on December 11, 2007. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the Philippine statutory rate.

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

Results of Operations

The following table provides certain operating data of the Casecnan Project:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Electricity produced (GWh)	177.3	135.3	382.9	234.4
Water delivered (million cubic meters)	315.1	224.3	665.4	392.3

The Company’s water and energy fees are as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Water delivery fees	$14.7	$14.7	$44.4	$44.4
Guaranteed energy fees	9.1	9.1	27.3	27.3
Variable energy fees	16.7	5.5	30.2	7.8
Deferred water delivery fees	(1.8)	(1.8)	(5.6)	(5.6)
	$38.7	$27.5	$96.3	$73.9

Revenue for the third quarter and the first nine months of 2008 increased $11.2 million and $22.4 million, respectively, from the comparable periods in 2007. The increase in variable energy fees was due to the higher rainfall which resulted in higher electricity production in 2008 compared to 2007. Deferred water delivery fees represent the difference between the actual water delivery fees earned and the water delivery fees invoiced pursuant to the Project Agreement.

Plant operations and other operating expenses for the first nine months of 2008 increased $1.0 million from the comparable period in 2007, due to higher general and administrative cost allocations in 2008.

Interest expense for the third quarter and the first nine months of 2008 decreased $2.4 million and $5.9 million, respectively, from the comparable periods in 2007.  The lower interest expense was due to lower outstanding debt balances resulting from the scheduled repayment of Series B bonds and the repayment of notes payable.

Income tax expense for the third quarter and the first nine months of 2008 increased $9.9 million and $22.4 million, respectively, from the comparable periods in 2007, due to the expiration of the income tax holiday on December 11, 2007.  From December 11, 2007 forward, the Company’s taxable income is subject to income tax at the Philippine statutory rate.

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

The Company’s cash and cash equivalents were $53.8 million and $31.1 million at September 30, 2008 and December 31, 2007, respectively.

Cash flows from operations were $74.8 million and $64.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase in cash from operations in 2008 was primarily due to collection of higher variable energy revenue resulting from higher water flow and related energy generation in 2008.

Cash flows from investing activities were $(1.3) million and $17.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Restricted cash and investments decreased by $28.8 million in 2007, primarily as a result of the payment of $25.5 million of dividends and accrued interest held in escrow. Net purchases of available-for-sale securities were $11.3 million during the nine-month period ended September 30, 2007.

Cash flows from financing activities were $(50.8) million and $(79.1) million for the nine-month periods ended September 30, 2008 and 2007, respectively. The Company repaid $18.9 million of its outstanding project financing debt and $32.1 million of its notes payable during the nine-month period ended September 30, 2008. The Company repaid $38.6 million of advances received from its affiliates and $18.9 million of its outstanding project financing debt and also released $21.7 million of dividends held in escrow during the nine-month period ended September 30, 2007.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated A2 and Aa3 by Moody’s Investors Service and AA by Standard & Poor’s at September 30, 2008.

Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery in the credit and capital markets that would facilitate the periodic auction and sale of these securities. At September 30, 2008, the Company’s pre-tax temporary impairment of the auction rate securities totaled $2.8 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investment at September 30, 2008.

Given the failed auctions, it is uncertain if the auction rate securities will be sold within the next twelve months. Accordingly, the Company’s investments in auction rate securities are classified as non-current on the Balance Sheets.

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

On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase 15% of the shares in the Company. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase, and a one-week trial has been set to begin May 4, 2009. The impact, if any, of this litigation on the Company cannot be determined at this time.

Franchise Tax

CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for re-assignment to another court to hear and decide on these cases.

Real Property Tax

On July 1, 2008, CE Casecnan received a real property tax assessment adjustment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the years 2002 through the second quarter of 2008. On July 2, 2008, CE Casecnan forwarded the tax assessment adjustment to NIA and the Philippine Department of Finance (“DOF”), who must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On August 28, 2008, CE Casecnan filed an appeal with the local Board of Assessment Appeals. CE Casecnan received a temporary restraining order against the province of Nueva Ecija to enjoin collection efforts until the matter is resolved by the courts. On October 24, 2008, the Court denied CE Casecnan’s application for preliminary injunction. A motion for reconsideration on the denial will be filed within 15 days from receipt of the court order. In the meantime, CE Casecnan will proceed with the main case for injunction.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007.  On July 22, 2008, CE Casecnan forwarded the assessment to NIA and the DOF, who must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts. Considering that the facts are not disputed and the case involves purely questions of law or legal issues, the parties agreed to dispense with the presentation of their respective evidences in the application for preliminary injunction and proceed directly to the main case. The parties agreed, which the Court approved, to a status quo pending the final outcome of the main case. A pre-trial conference is set on November 28, 2008.

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

Item 4(T).	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s President  (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: November 7, 2008	/s/ Patrick J. Goodman
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