Form 10-K
period 2008-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2009-02-27
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to

Commission File No. 001-12995

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Philippines	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24th Floor, 6750 Building, Ayala Avenue
Makati City, Metro Manila, Philippines	Not Applicable
(Address of principal executive offices)	(Zip Code)

011 63 2 892-0276
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

11.95% Senior Secured Series B Bonds due November 15, 2010	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of January 31, 2009, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

•	changes in weather conditions that could affect operating revenue;

•	general economic, political and business conditions in the Philippines and throughout the world;

•	changes in governmental, legislative or regulatory requirements affecting the Company or the power generation industry;

•	availability of qualified personnel;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results; and

•
other business or investment considerations that may be disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”) or in other publicly disseminated written documents.

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

General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MEHC”) in September 1994 solely to develop, construct, own and operate a combined irrigation and hydroelectric power generation facility (the “Casecnan Project”) with a rated capacity of 150 megawatts (“MW”) located on the island of Luzon in the Republic of the Philippines (the “ROP”).

CE Casecnan’s outstanding debt securities are recourse only to the Company. The Company’s owners have not guaranteed directly or indirectly the payment or performance of any Company obligations.

The Company’s principal executive office is located at 24th Floor, 6750 Building, Ayala Avenue, Makati City, Metro Manila, Philippines, and its telephone number is 63 2 892-0276. The Company’s principal operations office is located at Pantabangan in the Province of Nueva Ecija, Philippines.

The Casecnan Project

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs, and transfer that water through a transbasin tunnel of approximately 23 kilometers in length. During the water transfer, the elevation differences between the two watersheds allows electricity to be generated by a 150 MW capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel then delivers water to the existing water storage reservoir at Pantabangan, providing additional water for irrigation and increasing the potential electrical generation at two downstream hydroelectric facilities owned by the Philippine National Power Corporation (“NPC”), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Once in the reservoir at Pantabangan, the water is under the control of the Philippine National Irrigation Administration (“NIA”), a ROP-owned and controlled corporation.

The Company has a contract with the ROP, through NIA, for the development, construction and operation of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) with “take-or-pay” obligations for water and electricity. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA at no cost on an “as is” basis. Under the terms of its registration with the Philippine Board of Investments, CE Casecnan was entitled to certain incentives, including an income tax holiday for six years from the start of commercial operations, which expired on December 11, 2007. Thereafter, the Company’s taxable income became subject to income tax at the Philippine statutory rate.

Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippine political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buyout price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest.

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of long-term debt. As of January 31, 2009, the outstanding long-term debt was rated BB- with stable outlook by Standard and Poor’s and B1 with stable outlook by Moody’s Investor Service.

Concentration of Risk

NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP (the “Performance Undertaking”). The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

NIA’s payment obligations under the Project Agreement are substantially denominated in U.S. dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders, partners or affiliates of the Company, including MEHC, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

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

Regulatory and Legislative Matters

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the NPC and introducing a competitive electricity market, among other initiatives. The implementation of the EPIRA may impact the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet known as changes resulting from the EPIRA are ongoing.

Employees

At December 31, 2008, the Company had 43 full-time employees.

Item 1A.	Risk Factors

The Company is subject to certain risks in its business operations which are described below. Careful consideration of these risks, together with all of the other information included in this annual report and the other public information filed by the Company, should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the Company’s business operations.

The Company is dependent upon a single customer for all of its operating revenue.

NIA’s payment obligations under the Project Agreement are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would materially adversely affect the Company’s financial results.

The Company’s assets are subject to significant operating uncertainties.

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

Variability in rainfall and water flows have a significant impact on the Company’s operating revenue.

A significant portion of the Casecnan Project’s revenue is required to be paid by NIA without regard to actual water flows. However, a significant component of revenue, approximately 29% in 2008, consists of variable energy delivery fees that are dependent upon water flow volumes. No assurance can be given that future rainfall and water flows will approach historical levels.

The Company’s assets are subject to potentially catastrophic geologic, natural or weather-related risks.

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

The Company is subject to risk of loss from civil strife, acts of war and terrorist activities.

The Casecnan Project is located in a remote region of the Philippines and is therefore subject to risks of war, civil strife, guerilla activity and terrorism. Armed groups opposing the Philippine government have attempted to exert control over the region in the past, and there can be no assurance that any such attempts in the future will not disrupt the Company’s operations or impair the Company’s assets.

The Company is subject to risk of loss from political and other risks arising from foreign sovereignty over areas in which the Company conducts operations.

The Company is subject to significant political and other uncertainties, including expropriation, nationalization, renegotiation or nullification of existing contracts, imposition of new taxes or changes in tax rates, currency availability and exchange restrictions, changing political conditions and international monetary fluctuations. The government of the Philippines exercises a significant influence over the Philippine economy. There can be no assurance that future developments in the Philippines will not impair the Casecnan Project’s operations or the Company’s revenue.

Changes in laws, policies, regulations, environmental standards and other mandates imposed by Philippine authorities have a significant impact on the Company’s operations.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

CE Casecnan’s principal property is a 150 MW hydroelectric power facility located on the island of Luzon in the ROP.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data, which should be read in conjunction with the information included in Item 7 of this Form 10-K and with the Company’s historical Financial Statements and notes thereto included in Item 8 of this Form 10-K. The selected historical financial data has been derived from the Company’s audited historical Financial Statements and notes thereto (amounts in thousands).

	Years ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenue (1)	$137,638	$124,733	$148,529	$107,000	$106,847
Operating income	104,202	93,319	117,433	75,674	73,431
Net income (2)	73,835	78,539	100,804	52,009	45,302
Electricity produced (Gigawatt-hours) (1)	517.3	433.6	538.5	406.5	404.5
Water delivered (million cubic meters) (1)	909.7	750.0	996.0	723.0	719.2

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$402,724	$410,717	$444,970	$470,017	$477,996
Notes payable	7,115	39,200	51,263	51,263	51,263
Long-term debt, including current portion	30,870	68,600	106,330	142,345	197,098
Total shareholders’ equity	340,556	271,840	193,301	191,997	150,988

(1)	Revenue increased in 2008 and 2006 due to substantially higher water flows and accompanying electricity generation.
(2)	Net income decreased in 2008 due to the expiration of the income tax holiday on December 11, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company during the periods included herein. Explanations include management’s best estimate of the impact of weather and other factors. This discussion should be read in conjunction with Item 6 of this Form 10-K and with the Company’s historical Financial Statements and notes thereto included in Item 8 of this Form 10-K. The Company’s actual results in the future could differ significantly from the historical results.

Results of Operations

The Casecnan Project is dependent upon sufficient rainfall to generate electricity and deliver water. The seasonality of rainfall patterns and the variability of rainfall from year to year, all of which are outside the control of the Company, have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project. Rainfall has historically been highest from June through December and lowest from January through May. The contractual terms for variable water and energy delivery fees can produce significant variability in revenue between reporting periods.

Prior to December 25, 2008, the water delivery fee was a fixed monthly payment based upon an assumed annual water delivery of 801.9 million cubic meters, prorated to 66.8 million cubic meters per month, multiplied by the water delivery fee rate of $0.07381 per cubic meter. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit, or deferred revenue, was computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the annual minimum water delivery threshold. Accordingly, in recognizing revenue, the water delivery fees will be recorded each month pro rated to 58.3 million cubic meters until the minimum threshold has been reached for the current contract year. The water delivery fee credit at the end of each contract year, if any, was available to be earned in the succeeding contract year through December 25, 2008. All water delivery credits available under the contract were earned by the Company as of December 25, 2008.

For contract years from December 25, 2008 through the end of the Cooperation Period, December 11, 2021, guaranteed water delivery fees are $51.7 million, calculated as the annual minimum water delivery threshold multiplied by $0.07381.

Variable water delivery fees are earned for all water deliveries within the contract year, if any, exceeding the annual minimum water delivery threshold multiplied by $0.07381, until a cumulative 1.324 billion cubic meters of water subject to variable water delivery fees have been delivered.

Guaranteed energy delivery fees are $36.4 million per year, calculated as the assumed annual delivery of 228.0 Gigawatt-hours (“GWh”), prorated to 19.0 GWh per month and multiplied by $0.1596 per kilowatt-hour (“kWh”).

The Company earns variable energy delivery fees in each contract year based upon actual energy delivered in excess of 228.0 GWh, multiplied by the applicable rate, until cumulative energy of 490.0 GWh per year are delivered.  Prior to December 25, 2008, the rate was $0.1509 per kWh. Thereafter, the variable energy delivery rate is $0.1132 per kWh for the contract year ending December 25, 2009, escalating at 1% per annum. Energy deliveries between 490.0 GWh and 550.0 GWh within a contract year earn variable energy delivery fees at a rate of 1.3 Philippine pesos (“pesos”) per kWh prior to December 25, 2008 and 1.0 pesos per kWh thereafter, escalating at 1% per annum. Energy deliveries above 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy delivery fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

The following table provides certain operating data of the Casecnan Project for the years ended December 31:

	2008	2007	2006
Electricity produced (GWh)	517.3	433.6	538.5
Water delivered (million cubic meters)	909.7	750.0	996.0

The Company’s water and energy delivery fees for the years ended December 31 are as follows (in millions):

	2008	2007	2006
Water delivery fees	$59.2	$59.2	$57.3
Guaranteed energy delivery fees	36.4	36.4	36.4
Variable energy delivery fees	40.2	30.9	41.0
Deferred water delivery fees	1.8	(1.8)	13.8
Total lease rentals and service contracts revenue	$137.6	$124.7	$148.5

Revenue for 2008 increased $12.9 million to $137.6 million compared with 2007. The increase in variable energy delivery fees and recognition of deferred water delivery fees in 2008 were due to exceptionally high rainfall that resulted in higher water deliveries and related energy production when compared to the water flows in 2007. Revenue for 2007 decreased $23.8 million to $124.7 million compared with 2006. The increase in water delivery fees in 2007 was primarily due to a contractual escalation factor. The decrease in variable energy delivery fees in 2007 was due to lower rainfall and related energy production compared with 2006. Deferred water delivery fees represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Project Agreement. Water delivery fees were deferred in 2007 due to lower water flows that did not reach the contractual threshold. Accumulated deferred water delivery fees in prior years were fully earned in 2006 due to high water deliveries that exceeded the contractual threshold.

Plant operations and other operating expenses for 2008 increased $1.7 million compared with 2007, due primarily to the favorable resolution of a vendor disagreement in 2007 and higher general and administrative costs in 2008. Plant operations and other operating expenses for 2007 were relatively flat compared with 2006.

Interest expense decreased in 2008 $8.2 million to $8.6 million compared with 2007 and decreased in 2007 $4.6 million to $16.8 million compared with 2006, due primarily to lower outstanding debt balances resulting from the scheduled repayment of long-term debt and the repayment of notes payable.

Income tax expense was $28.2 million, $4.6 million and $2.3 million in 2008, 2007 and 2006, respectively. The increase in income tax expense in 2008 and 2007 was due to the expiration of the income tax holiday on December 11, 2007. Thereafter, the Company’s taxable income became subject to income tax at the Philippine statutory rate. Prior to December 11, 2007, income tax expense was limited to interest income and other income not subject to the income tax holiday.

Liquidity and Capital Resources

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

The Company’s cash and cash equivalents were $49.4 million and $31.1 million at December 31, 2008 and 2007, respectively.

The Company generated cash flows from operations of $88.9 million and $91.0 million for the years ended December 31, 2008 and 2007, respectively. The lower cash generated in 2008 was due primarily to higher income taxes paid of $24.3 million, partially offset by lower interest payments of $10.7 million and higher variable energy delivery fees of $9.3 million.

The Company used $1.0 million and received $18.2 million for investing activities for the years ended December 31, 2008 and 2007, respectively. Restricted cash for debt service obligations and dividends payable decreased by $30.1 million in 2007, primarily as a result of the payment of $25.5 million of dividends and accrued interest previously held in escrow. Net purchases of available-for-sale securities were $11.3 million in 2007.

The Company used $69.6 million and $110.0 million for financing activities for the years ended December 31, 2008 and 2007, respectively. The Company repaid $37.7 million on the balance of its outstanding project financing debt in both 2008 and 2007. In 2008 and 2007, CE Casecnan repaid $32.1 million and $12.1 million, respectively, on the balance of notes payable to CE Casecnan Ltd. (the “Notes”). On February 5, 2009, CE Casecnan repaid the remaining $7.1 million balance of the Notes. In 2007, the Company repaid $38.5 million of advances received from its affiliates and released $21.7 million of dividends held in escrow.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at December 31, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA by Standard & Poor’s at December 31, 2008. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery in the credit and capital markets that would facilitate the periodic auction and sale of these securities. At December 31, 2008, the Company’s pre-tax temporary impairment of the auction rate securities totaled $7.3 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at December 31, 2008.

Supplemental Real Property Tax

On July 1, 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the years 2002 through the second quarter of 2008. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), who must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On December 19, 2008, pursuant to written authorization from NIA and the DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. On January 16, 2009, CE Casecnan filed a protest on the supplemental assessment. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, who must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held on December 11, 2008. The proceedings were suspended indefinitely to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In 2006, CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The EPIRA provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. In 2006, CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for reassignment to another court to hear and decide these cases.

Contractual Obligations

The Company has contractual obligations that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt and notes payable. Material obligations as of December 31, 2008 are as follows (in thousands):

	Payments Due by Periods
	Total	2009	2010- 2011	2012- 2013	2014 and After

Contractual Cash Obligations:
Long-term debt	$30,870	$13,720	$17,150	$-	$-
Notes payable (1)	7,115	7,115	-	-	-
Interest	7,477	5,940	1,537	-	-
Total contractual cash obligations	$45,462	$26,775	$18,687	$-	$-

(1)	On February 5, 2009, CE Casecnan repaid in full the outstanding principal amount of the Notes and related accrued interest.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in the Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Financial Statements will likely increase or decrease in the future as additional information becomes available. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of payments from NIA. This assessment requires judgment regarding the outcome of disputes, arbitrations and the ability of the customer to pay the amounts owed to the Company.

Auction Rate Securities - Measurement Principles

The Company has investments in auction rate securities that are measured at fair value in the Financial Statements. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by the Company have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The fair values of the auction rate securities are determined using internally developed discounted cash flow models based on available observable market data and the Company’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use in pricing the asset.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Balance Sheets include assets and liabilities whose fair values are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and credit. The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

As of December 31, 2008, the Company had fixed-rate long-term debt totaling $30.9 million with a total fair value of $31.4 million. Because of their fixed interest rates, these instruments do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $0.6 million if interest rates were to increase by 10% from their levels as of December 31, 2008. Comparatively, as of December 31, 2007, the Company had fixed-rate long-term debt totaling $68.6 million with a total fair value of $73.8 million. The fair value of these instruments would have decreased by approximately $0.4 million if interest rates had increased by 10% from their levels at December 31, 2007. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

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

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at December 31, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA by Standard & Poor’s at December 31, 2008. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery in the credit and capital markets that would facilitate the periodic auction and sale of these securities. At December 31, 2008, the Company’s pre-tax temporary impairment of the auction rate securities totaled $7.3 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at December 31, 2008. The investments are classified as available-for-sale securities and are recorded in other investments and long-term restricted cash and investments on the Balance Sheets.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.
Makati City, Philippines

We have audited the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of December 31, 2008, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 financial statements present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Manabat Delgado Amper & Co.

Manabat, Delgado, Amper & Co.
Deloitte & Touche
Makati City, Philippines
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 2007 and the related statements of operations, of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers member firm
Makati City, Philippines
February 27, 2008

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$49,350	$31,083
Restricted cash and investments	22,881	22,414
Trade receivable, net	20,308	20,365
Other current assets	7,387	6,653
Total current assets	99,926	80,515

Property, plant and equipment, net	281,485	303,056
Other investments	14,096	7,503
Long-term restricted cash and investments	-	13,906
Deferred income taxes	6,995	5,198
Other	222	539
Total assets	$402,724	$410,717

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,748	$1,995
Dividends payable	10,825	10,825
Accrued interest	3,067	7,801
Accrued income, property and other taxes	5,817	6,208
Payable to affiliates	2,726	2,480
Notes payable	7,115	39,200
Current portion of long-term debt	13,720	37,730
Total current liabilities	45,018	106,239

Deferred revenue	-	1,768
Long-term debt	17,150	30,870
Total liabilities	62,168	138,877

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common shares - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	221,839	148,004
Accumulated other comprehensive loss, net	(5,119)	-
Total shareholders’ equity	340,556	271,840
Total liabilities and shareholders’ equity	$402,724	$410,717

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Lease rentals and service contracts	$137,638	$124,733	$148,529

Operating expenses:
Depreciation	22,121	21,825	21,728
Plant operations and other operating expenses	11,315	9,589	9,368
Total operating expenses	33,436	31,414	31,096

Operating income	104,202	93,319	117,433

Other income (expense):
Interest expense	(8,639)	(16,784)	(21,355)
Interest income	2,030	2,810	3,010
Other, net	4,399	3,761	3,978
Total other income (expense)	(2,210)	(10,213)	(14,367)

Income before income tax expense	101,992	83,106	103,066

Income tax expense	28,157	4,567	2,262

Net income	$73,835	$78,539	$100,804

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except shares)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2006	$29	$123,807	$68,161	$-	$191,997
Net income	-	-	100,804	-	100,804
Dividends declared	-	-	(99,500)	-	(99,500)
Balance, December 31, 2006	29	123,807	69,465	-	193,301
Net income	-	-	78,539	-	78,539
Balance, December 31, 2007	29	123,807	148,004	-	271,840
Net income	-	-	73,835	-	73,835
Other comprehensive loss	-	-	-	(5,119)	(5,119)
Balance, December 31, 2008	$29	$123,807	$221,839	$(5,119)	$340,556

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$73,835	$78,539	$100,804
Adjustments to reconcile net income to cash flows from operations:
Depreciation	22,121	21,825	21,728
Amortization of bond issue costs	317	518	688
Provision for deferred income taxes	397	(103)	-
Changes in other items:
Trade receivable, net	57	(6,363)	12,636
Other current assets	(734)	(645)	(792)
Accounts payable and other accrued liabilities	(247)	371	(1,414)
Accrued interest	(4,734)	(7,525)	4,733
Accrued income, property and other taxes	(391)	2,568	210
Deferred revenue	(1,768)	1,768	(13,756)
Net cash flows from operating activities	88,853	90,953	124,837

Cash flows from investing activities:
Capital expenditures	(550)	(678)	(1,880)
Purchases of available-for-sale securities	-	(71,809)	(169,905)
Proceeds from sale of available-for-sale securities	-	60,500	159,805
(Increase) decrease in restricted cash and investments	(467)	30,145	(7,603)
Net cash flows from investing activities	(1,017)	18,158	(19,583)

Cash flows from financing activities:
(Decrease) increase in payable to affiliates	246	(38,531)	4,965
Repayment of long-term debt	(37,730)	(37,730)	(36,015)
Repayment of notes payable	(32,085)	(12,063)	-
Dividends paid	-	(21,650)	(84,575)
Net cash flows from financing activities	(69,569)	(109,974)	(115,625)

Net change in cash and cash equivalents	18,267	(863)	(10,371)
Cash and cash equivalents at beginning of period	31,083	31,946	42,317
Cash and cash equivalents at end of period	$49,350	$31,083	$31,946

Supplemental disclosure:
Interest paid	$11,865	$22,602	$17,704
Income taxes paid	$26,555	$2,264	$2,440

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

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) ending December 11, 2021, with  obligations for the delivery of water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP (the “Performance Undertaking”).

Under the terms of its registration with the Philippine Board of Investments, the Company was entitled to certain incentives which include an income tax holiday for six years from the start of commercial operations. The income tax holiday expired on December 11, 2007.  The Company’s taxable income from December 11, 2007, forward is subject to income tax at the Philippine statutory rate. The registration also requires, among other items, the maintenance of a debt-to-equity ratio not exceeding 75:25 during commercial operations.

The Casecnan Project is dependent upon sufficient rainfall to generate electricity and deliver water. The seasonality of rainfall patterns and the variability of rainfall from year to year, all of which are outside the control of the Company, have a material impact on the amounts of electricity generated and water delivered by the Casecnan Project. Rainfall has historically been highest from June through December and lowest from January through May. The contractual terms for variable water and energy delivery fees can produce significant variability in revenue between reporting periods.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The functional and reporting currency of the Company is the U.S. dollar. Transactions in foreign currencies, principally Philippine pesos (“pesos”), are recorded based on the prevailing rates of exchange at transaction dates. Foreign currency denominated monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. The resulting exchange differences from settlements of foreign currency transactions and translations of monetary assets and liabilities are credited or charged to operations.

The Company’s operations are in one reportable segment, the water delivery and electricity generation business.

Use of Estimates in Preparation of Financial Statements

The preparation of the Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, valuation of certain financial assets and liabilities, long-lived asset recovery, and accounting for contingencies, including environmental, regulatory and income tax matters. Actual results may differ from the estimates used in preparing the Financial Statements.

Cash Equivalents

Cash equivalents consist of funds invested in commercial paper, money market accounts and in other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions.

Restricted Cash and Investments and Other Investments

Restricted cash and investments are composed of debt service funds and undistributed dividends that are contractually restricted as to their use and require the maintenance of specific minimum balances. The undistributed dividends and the debt service funds are invested in money-market instruments. Other investments consist of auction rate securities. The auction rate securities are measured at fair value, and classified as available-for-sale securities, with unrealized gains and losses reported as a component of accumulated other comprehensive loss in shareholders’ equity. Realized gains and losses and other-than-temporary impairments are included in other income (expense).

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. Any resulting impairment loss is reflected in the Statements of Operations.

Income Taxes

Deferred tax assets and liabilities are based on differences between the financial statements and tax bases of assets and liabilities using the estimated tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances are established for certain deferred income tax assets where management has judged that realization is not likely.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of payments from NIA. This assessment requires judgment regarding the ability of NIA to pay the amounts owed to the Company and the outcome of pending disputes and arbitrations. Based on the Company’s assessment, no provision was required as of December 31, 2008 and 2007. The activity in the Company’s allowance for doubtful accounts for the years ended December 31 was as follows (in thousands):

	2008	2007	2006

Balance, January 1	$-	$(637)	$(654)
Recoveries	-	637	17
Balance, December 31	$-	$-	$(637)

Revenue

Pursuant to the Project Agreement, the Company invoices on a monthly basis for the delivery of water and electricity. The Project Agreement is treated for accounting purposes as an arrangement that contains both a service contract to operate the plant and an operating lease. Minimum lease payments under the operating lease and service contract are recognized as revenue on a straight-line basis over the lease term. The Company reduces such minimum lease revenues by an amount which is not reasonably assured to be collected due to the uncertain political and economic events in the Philippines. The reduction in the minimum lease revenues is recovered when its collectability becomes reasonably assured. Variable lease payments are earned in each contract year for deliveries of water and electricity which exceed specified minimum thresholds. Water delivery revenues do not include value added taxes.

3.           New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company applied the guidance of FSP FAS 157-3 when determining the fair value of its auction rate securities. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements. Refer to Note 10 for additional discussion.

4.           Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following as of December 31 (in thousands):

	2008	2007
Current:
Dividend set aside account	$13,279	$13,054
Debt service reserve fund	9,602	9,360
	$22,881	$22,414

Noncurrent - Debt service reserve fund	$-	$13,906

The dividend set aside account and the current debt service reserve fund are invested in U.S. government money-market accounts. The non-current debt service reserve fund was invested in auction rate securities that had a remaining weighted average maturity of 26 years and earned interest at 6.1% at December 31, 2007. In 2008, these auction rate securities were transferred from the non-current debt service reserve fund, found in long-term restricted cash and investments on the Balance Sheets, to other investments.

Other investments consist of auction rate securities with a carrying value of $14.1 million and $7.5 million at December 31, 2008 and 2007, respectively. The investments earned interest at 2.51% and 6.1% at December 31, 2008 and 2007, respectively. The investments had remaining weighted average maturities of 22 and 17 years at December 31, 2008 and 2007, respectively. The investments are classified as available-for-sale securities.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at December 31, 2008, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA by Standard & Poor’s at December 31, 2008. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery in the credit and capital markets that would facilitate the periodic auction and sale of these securities. Therefore, the Company considers the auction rate securities to be temporarily impaired. At December 31, 2008, the Company’s pre-tax temporary impairment of the auction rate securities totaled $7.3 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at December 31, 2008. Given the failed auctions, it is uncertain if the auction rate securities will be sold within the next twelve months. Accordingly, the Company’s investments in auction rate securities are classified as non-current on the Balance Sheets.

5.           Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 consists of the following (in thousands):

	2008	2007

Hydroelectric power facility	$431,666	$431,382
Office and building structures	1,222	1,199
Transportation and other equipment	2,511	2,350
Total operating assets	435,399	434,931
Accumulated depreciation	(153,914)	(131,875)
Property, plant and equipment, net	$281,485	$303,056

6.           Long-Term Debt

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of long-term debt. At December 31, 2008 and 2007, long-term debt outstanding was $30.9 million and $68.6 million, respectively. The annual maturities of the Company’s long-term debt are $13.7 million in 2009, $17.2 million in 2010 and $- thereafter. For the year ended December 31, 2008, the long-term debt had an effective interest rate of 14.3%, inclusive of bond issue cost amortization.

The long-term debt is secured by an assignment of all revenue that will be received from the Casecnan Project, a collateral assignment of all material contracts, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company.

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm’s length transactions or agreements with affiliates; sale, lease, or transfer of properties material to the Casecnan Project, among others.

7.           Income Taxes

During the years ended December 31, 2008, 2007 and 2006, CE Casecnan incurred $28.2 million, $4.6 million and $2.3 million, respectively, of income taxes. Prior to the December 11, 2007, expiration of the income tax holiday granted to the Company by the Philippine Board of Investments, income taxes were incurred only on interest income earned outside the Philippines and on other income not covered by the income tax holiday. After December 31, 2007, the Company’s taxable income is subject to income tax at the Philippine statutory rate of 35% in 2008 and 30% thereafter. The following table reconciles the Philippine statutory tax rate to the effective tax rate applicable to income before income tax expense for the years ended December 31:

	2008	2007	2006

Philippine statutory rate	35%	35%	35%
Income tax holiday	-	(30)	(33)
Optional standard deduction	(7)	-	-
Effective tax rate	28%	5%	2%

The Company’s deferred income tax asset of $7.0 million and $5.2 million as of December 31, 2008 and 2007, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

8.           Related Party Transactions

In the normal course of business, the Company transacts with related parties on commercial terms comparable to transactions with third parties. The payable to affiliates was $2.7 million and $2.5 million at December 31, 2008 and 2007, respectively. Costs incurred by the Company in transactions with related parties amounted to $1.8 million, $1.4 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and consist primarily of cost allocations.

As of December 31, 2008 and 2007, the Company had outstanding $7.1 million and $39.2 million, respectively, of unsecured subordinated notes payable (the “Notes”) to CE Casecnan Ltd., a shareholder. The Notes had a maturity of November 1, 2015, and bore an interest rate consisting of London Interbank Offer Rate plus 5.25%. However, the Notes were redeemable at any time prior to maturity upon demand from CE Casecnan Ltd. Interest expense on the Notes was $1.8 million, $5.3 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the effective interest rate on the Notes was 7.85%.

On May 15, 2007, CE Casecnan Ltd. demanded payment of the Notes. To the extent that the Company does not have available cash from distributions to pay such amount in full, the Company shall be deemed to have satisfied this demand by paying, to the extent of such available cash, first accrued but unpaid interest on the outstanding principal amount of the Notes, and then the outstanding principal amount of the Notes. To the extent that such available cash is insufficient to pay any accrued interest and/or outstanding principal, the Company shall not be deemed in default and such amounts shall remain outstanding and payable pursuant to the terms of the Notes. On February 5, 2009, CE Casecnan repaid the outstanding Notes.

9.           Commitments and Contingencies

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

On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase 15% of the shares in the Company. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase, and a trial has been set to begin in October 2009. The impact, if any, of this litigation on the Company cannot be determined at this time.

Supplemental Real Property Tax

On July 1, 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the years 2002 through the second quarter of 2008. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), who must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On December 19, 2008, pursuant to written authorization from NIA and the DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. On January 16, 2009, CE Casecnan filed a protest on the supplemental assessment. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, who must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held on December 11, 2008. The proceedings were suspended indefinitely to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In 2006, CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The EPIRA provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. In 2006, CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for reassignment to another court to hear and decide the cases.

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

10.         Fair Value Measurements

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable and other accrued liabilities approximate fair value because of the short-term maturity of these instruments. The Company has auction rate securities that are measured at fair value in the Financial Statements. The Company uses a three level hierarchy for determining fair value and a financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The auction rate securities were valued using internally developed discounted cash flow models based on available observable market data and the Company’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use in pricing the asset. As such, the Company considers these securities to be valued using Level 3 inputs. The following table reconciles the beginning and ending balance of the Company’s auction rate securities measured at fair value on a recurring basis for the year ended December 31, 2008 (in thousands):

Beginning balance	$21,409
Unrealized losses included in other comprehensive loss, net	(7,313)
Ending balance	$14,096

The fair value of the Company’s long-term debt has been estimated based upon quoted market prices of similar types of arrangements as supplied by third-party broker dealers. The following table presents the carrying amount and estimated fair value of the Company’s long-term debt, including the current portion, as of December 31 (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$30,870	$31,372	$68,600	$73,814

11.         Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

The components of comprehensive income are as follows for the years ended December 31 (in thousands):

	2008	2007	2006

Net income	$73,835	$78,539	$100,804
Other comprehensive loss – unrealized losses on marketable securities, net of tax of $(2,194); $-; and $-	(5,119)	-	-

Comprehensive income	$68,716	$78,539	$100,804

Accumulated other comprehensive loss, net is included in the Balance Sheets in the shareholders’ equity section, and consists of unrealized losses on marketable securities totaling $5.1 million, net of tax of $2.2 million, as of December 31, 2008.

12.         Operating Lease Rentals and Service Income

The following is the minimum lease rentals and service income to be received in the next five years and thereafter on the noncancelable operating lease as of December 31, 2008 (in thousands):

Years Ended December 31,	Amount

2009	$88,049
2010	88,049
2011	88,049
2012	88,049
2013	88,049
2014 - 2021	704,392

Total lease rentals and service income received was $137.6 million, $124.7 million and $148.5 million in 2008, 2007 and 2006, respectively,  including variable lease rentals and service income of $49.6 million, $36.7 million and $62.1 million, respectively.

13.         Unaudited Quarterly Operating Results

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Revenue	$28,894	$28,757	$38,685	$41,302
Operating income	21,273	20,819	30,278	31,832
Net income	12,861	13,346	19,848	27,780

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Revenue	$24,338	$22,014	$27,501	$50,880
Operating income	17,109	14,510	19,468	42,232
Net income	13,674	11,142	16,291	37,432

Operating results reflect seasonal variations in rainfall and resulting water delivery and energy production.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control - Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

CE Casecnan Water and Energy Company, Inc.
February 25, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions of the directors and executive officers of the Company as of December 31, 2008:

Douglas L. Anderson	50	Director and Chairman
Joseph L. Sullivan	54	Director, President and General Manager
Patrick J. Goodman	42	Director, Senior Vice President and Chief Financial Officer
P. Eric Connor	60	Director
Brian K. Hankel	46	Vice President and Treasurer
Scott LaPrairie	51	Director
Mitchell L. Pirnie	50	Vice President and General Counsel
Eulogio Wilfredo G. Sarmago	47	Director
Trinity S. Gatuz	42	Director and Vice President
Belinda E. Dugan	40	Director and Corporate Counsel
Suzy Lyn A. Bayona-Salova	33	Director and Head of Accounting
Pearl T. Liu	53	Corporate Secretary

Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the Shareholders Agreement, CE Casecnan Ltd. is entitled to elect seven of the directors, and each minority investor is entitled to elect one director.

Douglas L. Anderson. In addition to serving as Director and Chairman for the Company, Mr. Anderson has been Senior Vice President, General Counsel and Corporate Secretary of MEHC since 2001. Mr. Anderson joined MEHC in 1993. Mr. Anderson is also a director of PacifiCorp, an affiliate of the Company.

Joseph L. Sullivan. In addition to serving as Director, President and General Manager for the Company, Mr. Sullivan is President and General Manager for certain affiliates of the Company. From 2002 to 2004, Mr. Sullivan served as Executive Vice President for Operations of Mirant Philippines.

Patrick J. Goodman. In addition to serving as Director, Senior Vice President and Chief Financial Officer for the Company, Mr. Goodman has been Senior Vice President and Chief Financial Officer of MEHC since 1999. Mr. Goodman joined MEHC in 1995. Mr. Goodman is also a director of PacifiCorp.

P. Eric Connor. In addition to serving as a Director of the Company, Mr. Connor has been Senior Vice President and Chief Procurement Officer of MEHC since 2003. From 1999 to 2003, Mr. Connor served as President and Chief Operating Officer of Northern Electric, plc, an affiliate of the Company. Mr. Connor joined MEHC in 1992.

Brian K. Hankel. In addition to serving as Vice President and Treasurer for the Company, Mr. Hankel has been Vice President and Treasurer for MEHC since 1997. Mr. Hankel joined MEHC in 1992.

Scott LaPrairie. In addition to serving as a Director of the Company, Mr. LaPrairie is President and Chief Executive Officer of the LaPrairie Group of Companies.

Mitchell L. Pirnie. In addition to serving as Vice President and General Counsel for the Company, Mr. Pirnie also serves as Vice President, General Counsel and Director of CE Generation, LLC, an affiliate of the Company. Mr. Pirnie joined MEHC in 1997.

Eulogio Wilfredo G. Sarmago. In addition to serving as a Director of the Company, Mr. Sarmago has been Plant Manager of the Company since September 2005. Prior to his assignment at CE Casecnan, Mr. Sarmago was plant manager of Visayas Geothermal Power Company, an affiliated company.

Trinity S. Gatuz. In addition to serving as a Director of the Company, Ms. Gatuz has been Vice President for the Company and certain affiliates since 2004. Ms. Gatuz served as Vice President – Finance and Accounting for the Company and certain affiliates since 2001.

Belinda E. Dugan. In addition to serving as a Director of the Company, Ms. Dugan has been Corporate Counsel for the Company since January 1, 2008. Ms. Dugan served as Legal Counsel for the Company and certain affiliates since 2003.

Suzy Lyn A. Bayona-Salova. In addition to serving as a Director of the Company, Ms. Bayona-Salova has served as Head of Accounting since 2008 and as Senior Accountant to the Company and certain affiliates since 2002.

Pearl T. Liu. In addition to serving as Corporate Secretary for the Company since May 13, 2005, Ms. Liu heads the Corporate and Commercial Practice Group of Quisumbing Torres.

Audit Committee Matters

During the year ended December 31, 2008, and as of the date of this Annual Report on Form 10-K, the Company’s Board of Directors had no committees, including any audit committee.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, its principal financial and accounting officer, or persons acting in such capacities, and certain other covered officers. The code of ethics is incorporated by reference in the exhibits to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

None of the executive officers or directors of the Company receives compensation from the Company for services as officers or directors of the Company. All directors are reimbursed for their expenses in attending board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Description of Capital Stock

As of December 31, 2008, the authorized capital stock of the Company consisted of 2,148,000 shares of common stock, par value one Philippine peso ($0.038) per share (the “Common Stock”), of which 767,162 shares were outstanding. There is no public trading market for the Common Stock. As of December 31, 2008, there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the shareholders for a vote.

The Trust Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Shareholders

The following table sets forth certain information regarding beneficial ownership of the Company’s shares of common stock held by each of the Company’s directors, executive officers and all directors and executive officers of the Company as a group as of January 31, 2009:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class

CE Casecnan II, Inc.	537,005	70% (1)
CE Casecnan Ltd.	153,432	20% (2) (3)
LaPrairie Group Contractors	76,716	10% (2)

*	In addition, each director of the Company owns one share in the Company as required by Philippine law.

(1)
In April 2003, CE Casecnan Ltd., a Bermuda registered corporation assigned shares in CE Casecnan to CE Casecnan II, Inc., a Philippine corporation. CE Casecnan Ltd. and CE Casecnan II, Inc. are indirect, wholly-owned subsidiaries of MEHC.

(2)	Refer to Note 9 of Notes to Financial Statements included in Item 8 of this Form 10-K for additional information regarding shareholder litigation.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

On September 12, 2008, Isla Lipana & Co. resigned as the independent registered public accounting firm of the Company. On October 2, 2008, the Company’s Board of Directors approved the appointment of Manabat Delgado Amper & Co. (a Deloitte Touche Tohmatsu member firm) as its new independent registered public accounting firm for the year ended December 31, 2008.

The following table shows the Company’s fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche, LLP, the member firms of Deloitte Touche Tohmatsu, including Manabat Delgado Amper & Co., and their respective affiliates (collectively, the “Deloitte Entities”) for the three-month period ended December 31, 2008, and Isla Lipana & Co., (a PricewaterhouseCoopers member firm) for the nine-month period ended September 30, 2008 and the year ended December 31, 2007 (in thousands):

	Three-Month	Nine-Month
	Period Ended	Period Ended	Year Ended
	December 31,	September 30,	December 31,
	2008	2008	2007

Audit fees (1)	$144	$23	$252
Audit-related fees (2)	-	-	-
Tax fees (3)	-	36	19
All other fees	-	-	-
Total aggregate fees billed	$144	$59	$271

(1)
Audit fees include fees for the audit of the Company’s financial statements and interim reviews of the Company’s quarterly financial statements, audit services provided in connection with required statutory audits, and comfort letters, consents and other services related to SEC matters.

(2)
Audit-related fees primarily include fees for assurance and related services for any other statutory or regulatory requirements, audits of certain employee benefit plans and consultation on various accounting and reporting matters.

(3)	Tax fees include fees for services relating to tax compliance, tax planning and tax advice. These services include assistance regarding tax compliance, tax return preparation and tax audits.

The audit committee of MEHC reviewed and approved the services rendered by Isla Lipana & Co. in and for the period of their engagement in 2008 and for fiscal 2007 as set forth in the table above and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence.

The audit committee of MEHC reviewed and approved the services rendered by the Deloitte Entities in and for the period of their engagement in 2008 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require approval in advance by the audit committee in order to assure that such services do not impair the principal accountant’s independence from the Company. Accordingly, the audit committee has an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The Policy does not delegate to management the audit committee’s responsibilities to pre-approve services performed by the principal accountant.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2009.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

By:	/s/ * Joseph L. Sullivan
Joseph L. Sullivan
President and General Manager
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Sullivan*	Director, President and General Manager	February 27, 2009
Joseph L. Sullivan	(principal executive officer)

/s/ Patrick J. Goodman*	Director, Senior Vice President and Chief Financial Officer	February 27, 2009
Patrick J. Goodman	(principal financial and accounting officer)

/s/ Douglas L. Anderson	Director and Chairman	February 27, 2009
Douglas L. Anderson

/s/ Eulogio Wilfredo G. Sarmago *	Director	February 27, 2009
Eulogio Wilfredo G. Sarmago

/s/ Trinity S. Gatuz*	Director and Vice President	February 27, 2009
Trinity S. Gatuz

/s/ Belinda E. Dugan*	Director and Corporate Counsel	February 27, 2009
Belinda E. Dugan

/s/ Suzy Lyn A. Bayona-Salova*	Director and Head of Accounting	February 27, 2009
Suzy Lyn A. Bayona-Salova

/s/ P. Eric Connor*	Director	February 27, 2009
P. Eric Connor

Scott LaPrairie	Director	February 27, 2009

*By: /s/ Douglas L. Anderson
Douglas L. Anderson
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-4, as amended, dated January 25, 1996 (“Form S-4”)).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 the Company’s Form S-4).

4.1(a)	Trust Indenture, dated as of November 27, 1995, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit 4.1(a) the Company’s Form S-4).

4.1(b)	First Supplemental Indenture, dated as of April 10, 1996, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit 4.1(b) to the Company’s Form S-4).

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

4.7
Consent of National Irrigation Administration, dated as of November 10, 1995, to the assignment of the Amended and Restated Casecnan Project Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4).

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