Form 10-Q
period 2009-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2009-04-24
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to________

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

001-12995	CE CASECNAN WATER AND ENERGY COMPANY, INC.	Not Applicable

24th Floor, 6750 Building, Ayala Avenue
Makati, Metro Manila, Philippines
011 63 2 892-0276

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
Yes  ☒ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☒	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of April 23, 2009, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of March 31, 2009, and the related statements of operations, cash flows, and changes in shareholders’ equity for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 2008, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial information for the three-month period ended March 31, 2008, was not reviewed by us and, accordingly, we do not express any form of assurance on this information.

Manabat, Delgado, Amper & Co.
Deloitte & Touche
Makati City, Philippines
April 24, 2009

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	March 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$43,357	$49,350
Restricted cash and investments	32,088	22,881
Trade receivable, net	18,250	20,308
Other current assets	7,936	7,387
Total current assets	101,631	99,926

Property, plant and equipment, net	276,351	281,485
Other investments	14,822	14,096
Deferred income taxes	6,692	6,995
Other	183	222
Total assets	$399,679	$402,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,044	$1,748
Dividends payable	11,325	10,825
Accrued interest	1,383	3,067
Accrued property, income and other taxes	8,789	5,817
Payable to affiliates	2,598	2,726
Notes payable	-	7,115
Current portion of long-term debt	13,720	13,720
Total current liabilities	38,859	45,018

Long-term debt	17,150	17,150
Total liabilities	56,009	62,168

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	224,445	221,839
Accumulated other comprehensive loss, net	(4,611)	(5,119)
Total shareholders’ equity	343,670	340,556
Total liabilities and shareholders’ equity	$399,679	$402,724

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods
	Ended March 31,
	2009	2008

Revenue:
Lease rentals and service contracts	$23,499	$28,894

Operating expenses:
Depreciation	5,494	5,402
Plant operations and other operating expenses	1,969	2,219
Total operating expenses	7,463	7,621

Operating income	16,036	21,273

Other income (expense):
Interest expense	(1,016)	(3,102)
Interest income	250	662
Other, net	693	937
Total other income (expense)	(73)	(1,503)

Income before income tax expense	15,963	19,770

Income tax expense	3,357	6,909

Net income	$12,606	$12,861

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three-Month Periods
	Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$12,606	$12,861
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,494	5,402
Amortization of bond issue costs	39	79
Provision for deferred income taxes	85	195
Changes in other operating assets and liabilities:
Trade receivable, net	2,058	5,075
Other current assets	(549)	(495)
Accounts payable and other accrued liabilities	(704)	(1,145)
Accrued interest	(1,684)	2,828
Accrued property, income and other taxes	2,972	6,710
Deferred revenue	-	1,880
Net cash flows from operating activities	20,317	33,390

Cash flows from investing activities:
Capital expenditures	(360)	(2)
Increase in restricted cash and investments	(9,207)	(402)
Net cash flows from investing activities	(9,567)	(404)

Cash flows from financing activities:
Increase in payable to affiliates	(128)	(17)
Repayment of notes payable	(7,115)	-
Dividends paid	(9,500)	-
Net cash flows from financing activities	(16,743)	(17)

Net change in cash and cash equivalents	(5,993)	32,969
Cash and cash equivalents at beginning of period	49,350	31,083
Cash and cash equivalents at end of period	$43,357	$64,052

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
 (Amounts in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2008	$29	$123,807	$148,004	$-	$271,840
Net income	-	-	12,861	-	12,861
Other comprehensive loss	-	-	-	(1,181)	(1,181)
Balance, March 31, 2008	$29	$123,807	$160,865	$(1,181)	$283,520

Balance, January 1, 2009	$29	$123,807	$221,839	$(5,119)	$340,556
Net income	-	-	12,606	-	12,606
Other comprehensive income	-	-	-	508	508
Dividends declared	-	-	(10,000)	-	(10,000)
Balance, March 31, 2009	$29	$123,807	$224,445	$(4,611)	$343,670

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(in U.S. dollars, unless indicated otherwise)

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

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development and construction of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (“Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) ending December 11, 2021, with obligations for the delivery of water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP (the “Performance Undertaking”).

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s (“SEC”) rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the most significant accounting estimates and policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first three months of 2009.

(2)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires publicly traded companies to include the annual fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements. FSP FAS 107-1 is effective for financial statements issued after June 15, 2009, with early application permitted. The Company will include the disclosures required by FSP FAS 107-1 within Notes to Financial Statements in its June 30, 2009 interim financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that would shift the focus from an entity’s intent to hold the debt security until recovery to its intent to sell the debt security. The existing other-than-temporary impairment models for equity securities will continue to apply. In addition, FSP FAS 115-2 addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income, or some combination thereof. FSP FAS 115-2 also expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities and requires companies to include these expanded disclosures in interim financial statements. FSP FAS 115-2 is effective for financial statements issued after June 15, 2009, with early application permitted. The Company is currently evaluating the impact of adopting FSP FAS 115-2 on its financial results and disclosures included within Notes to Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157”) in determining when a market is not active and if a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 also amends SFAS No. 157 to define “major categories” to be consistent with those described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP FAS 157-4 is effective for financial statements issued after June 15, 2009, with early application permitted. The Company is currently evaluating the impact of adopting FSP FAS 157-4 on its financial results and disclosures included within Notes to Financial Statements.

(3)	Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Dividend set aside account	$13,780	$13,279
Debt service reserve fund	18,308	9,602
	$32,088	$22,881

Restricted cash and investments are invested in money-market accounts holding U.S. government securities. Other investments consist of auction rate securities with a carrying value of $14.8 million and $14.1 million at March 31, 2009 and December 31, 2008, respectively. The investments earned interest at 2.6% and 2.5% at March 31, 2009 and December 31, 2008, respectively. The investments have a remaining weighted average maturity of 22 years and are classified as available-for-sale securities.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at March 31, 2009, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA- and A by Standard & Poor’s at March 31, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery in the credit and capital markets that would facilitate the periodic auction and sale of these securities. Therefore, the Company considers the auction rate securities to be temporarily impaired. At March 31, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $6.6 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at March 31, 2009.

(4)	Income Taxes

During the three-months periods ended March 31, 2009 and 2008, CE Casecnan incurred $3.4 million and $6.9 million, respectively, of income taxes. The following table reconciles the Philippine statutory tax rate to the effective tax rate applicable to income before income tax:

	Three-Month Periods
	Ended March 31,
	2009	2008

Philippine statutory rate	30%	35%
Optional standard deduction	(9)	-
Effective tax rate	21%	35%

The Company’s deferred income tax asset of $6.7 million and $7.0 million as of March 31, 2009 and December 31, 2008, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

(5)	Related Party Transactions

In the normal course of business, the Company transacts with related parties on commercial terms comparable to transactions with third parties. The payable to affiliates was $2.6 million and $2.7 million at March 31, 2009 and December 31, 2008, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.4 million for each of the three-month periods ended March 31, 2009 and 2008, and consist primarily of cost allocations.

As of December 31, 2008, the Company had outstanding $7.1 million of unsecured subordinated notes payable (the “Notes”) to CE Casecnan Ltd., a shareholder. The Notes had a maturity of November 1, 2015, and bore an interest rate consisting of the London Interbank Offer Rate plus 5.25%. However, the Notes were redeemable at any time prior to maturity upon demand from CE Casecnan Ltd. Interest expense on the Notes was $0.1 million and $1.0 million for the three-month periods ended March 31, 2009 and 2008, respectively. On February 5, 2009, CE Casecnan repaid the outstanding Notes in full.

(6)	Commitments and Contingencies

Shareholder Litigation

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, CE Casecnan Ltd. advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. On January 3, 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement, which are also being litigated. Certain predicate issues have been determined by the court and the remaining issues are fully briefed and pending before the court. Exercise of the buy-up rights is a transaction between shareholders and is not expected to have any impact on the Company’s results of operations.

On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase 15% of the shares in the Company. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase, and a trial has been set to begin in November 2009. The impact, if any, of this litigation on the Company cannot be determined at this time.

Supplemental Real Property Tax

On July 1, 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On December 19, 2008, pursuant to written authorization from NIA and the DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. On January 16, 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely. CE Casecnan will file an appeal with the Local Board of Assessment Appeals by May 16, 2009. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

On March 12, 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. NIA instructed CE Casecnan to file an appeal of the supplemental assessment with the Local Board of Assessment Appeals by May 11, 2009. Discussions among the parties to resolve the matter are ongoing. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held on December 11, 2008. The proceedings were suspended indefinitely to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In 2006, CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. In 2006, CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for reassignment to another court to hear and decide the cases.

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

	Three-Month Periods
	Ended March 31,
	2009	2008

Beginning balance	$14,096	$21,409
Unrealized gains (losses) included in other comprehensive (loss) income	726	(1,817)
Ending balance	$14,822	$19,592

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income consists of the following components (in thousands):

	Three-Month Periods
	Ended March 31,
	2009	2008

Net income	$12,606	$12,861
Other comprehensive income (loss) – unrealized gains (losses) on marketable securities, net of tax of $218 and $(636)	508	(1,181)
Comprehensive income	$13,114	$11,680

Accumulated other comprehensive loss, net, consists of unrealized losses on marketable securities totaling $4.6 million, net of tax of $2.0 million, and $5.1 million, net of tax of $2.2 million, as of March 31, 2009 and December 31, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Financial Statements and Notes to Financial Statements included in Item 1 of this Form 10-Q. The Company’s actual results in the future could differ significantly from the historical results.

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

Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008

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

Prior to December 25, 2008, the water delivery fee was a fixed monthly payment based upon an assumed annual water delivery of 801.9 million cubic meters, prorated to 66.8 million cubic meters per month, multiplied by the water delivery fee rate of $0.07381 per cubic meter. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit, or deferred revenue, was computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the annual minimum water delivery threshold. Accordingly, in recognizing revenue, the water delivery fees were recorded each month prorated to 58.3 million cubic meters until the minimum threshold had been reached for the current contract year. The water delivery fee credit at the end of each contract year, if any, was available to be earned in the succeeding contract year through December 25, 2008. All water delivery credits available under the contract were earned by the Company as of December 25, 2008.

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

The following table provides certain operating data of the Casecnan Project for the three-month periods ended March 31:

	2009	2008

Electricity produced (GWh)	65.8	99.4
Water delivered (million cubic meters)	111.9	172.3

The Company's water and energy fees for the three-month periods ended March 31 are as follows (in millions):

	2009	2008
Water delivery fees	$12.8	$14.8
Guaranteed energy fees	9.1	9.1
Variable energy fees	1.6	6.9
Deferred water delivery fees	-	(1.9)
	$23.5	$28.9

Revenue decreased $5.4 million for 2009 compared to 2008. The decrease in variable energy fees was due to higher than normal water flow which resulted in higher electricity production in 2008 as compared to 2009 and a lower price for variable energy fees in 2009. The deferred water delivery fees in 2008 represent the difference between the actual water delivery fees earned and water delivery fees invoiced pursuant to the Project Agreement.

Plant operations and other operating expenses decreased $0.2 million for 2009 compared to 2008 due primarily to lower general and administrative costs.

Interest expense decreased $2.1 million for 2009 compared to 2008 due to lower outstanding debt balances resulting from the scheduled repayment of long-term debt and the repayment of notes payable.

Interest income decreased $0.4 million for 2009 compared to 2008 as a result of lower interest rates.

Income tax expense decreased $3.5 million for 2009 compared to 2008 due to lower taxable income, a reduction in the Philippine statutory tax rate from 35% to 30%, and the adoption of the optional standard deduction method for calculating income tax liabilities.

Liquidity and Capital Resources

NIA’s obligations under the Project Agreement are substantially denominated in U.S. dollars and are the Company’s sole source of operating revenue. Because of the Company’s dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of the Company to meet its existing and future obligations, including obligations pertaining to its outstanding debt. No shareholders, partners or affiliates of the Company, including MidAmerican Energy Holdings Company, and no directors, officers or employees of the Company have guaranteed or will be in any way liable for payment of the Company’s obligations. As a result, payment of the Company’s obligations depends upon the availability of sufficient revenue from the Company’s business after the payment of operating expenses.

The Company’s cash and cash equivalents were $43.4 million and $49.4 million at March 31, 2009 and December 31, 2008, respectively.

Cash Flows from Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2009 and 2008 were $20.3 million and $33.4 million, respectively. The decrease in operating cash flows for the first quarter of 2009 was primarily due to lower variable energy fees earned, timing of revenue collections, and payment of interest related to notes payable.

Cash Flows from Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2009 and 2008 were $(9.6) million and $(0.4) million, respectively. In 2009, the Company increased its restricted cash and investments balance by $8.7 million to cover the scheduled May 15, 2009 repayment obligations on the Company’s long-term debt.

Cash Flows from Financing Activities

Net cash flows from financing activities the three-month periods ended March 31, 2009 and 2008 were $(16.7) million and $- million, respectively. In 2009, the Company repaid the remaining $7.1 million of notes payable to CE Casecnan Ltd. and paid $9.5 million of dividends on common stock.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at March 31, 2009, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA- and A by Standard & Poor’s at March 31, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company has the intent and ability to hold the auction rate securities for a period of time sufficient to allow for any anticipated recovery in the credit and capital markets that would facilitate the periodic auction and sale of these securities. At March 31, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $6.6 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at March 31, 2009.

Supplemental Real Property Tax

On July 1, 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On December 19, 2008, pursuant to written authorization from NIA and the DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. On January 16, 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely. CE Casecnan will file an appeal with the Local Board of Assessment Appeals by May 16, 2009. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

On March 12, 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. NIA instructed CE Casecnan to file an appeal of the supplemental assessment with the Local Board of Assessment Appeals by May 11, 2009. Discussions among the parties to resolve the matter are ongoing. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held on December 11, 2008. The proceedings were suspended indefinitely to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In 2006, CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the Province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. In 2006, CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for reassignment to another court to hear and decide the cases.

Contractual Obligations

Subsequent to December 31, 2008, there were no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in the Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the allowance for doubtful accounts and auction rate securities – measurement principles. For additional discussion of the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies have not changed materially since December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s exposure to market risk and its management of such risk has not changed materially since December 31, 2008.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s President  (principal executive officer) and the Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company’s risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: April 24, 2009	/s/ Patrick J. Goodman
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