Form 10-Q
period 2009-06-30
CE CASECNAN WATER & ENERGY CO INC
filed 2009-07-31
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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
Yes    No  ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of July 31, 2009, the number of outstanding shares of $0.038 par value common stock was 767,162.

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of June 30, 2009, and the related statements of operations for the three-month and six-month periods ended June 30, 2009, and of cash flows and changes in shareholders’ equity for the six-month period ended June 30, 2009. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 2008, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial information for the three-month and six-month periods ended June 30, 2008, was not reviewed by us and, accordingly, we do not express any form of assurance on this information.

Manabat, Delgado, Amper & Co.
Deloitte & Touche
Makati City, Philippines
July 31, 2009

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	June 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$46,144	$49,350
Restricted cash and investments	24,185	22,881
Trade receivable, net	23,855	20,308
Other current assets	6,559	7,387
Total current assets	100,743	99,926

Property, plant and equipment, net	271,152	281,485
Other investments	17,444	14,096
Deferred income taxes	5,831	6,995
Other	145	222
Total assets	$395,315	$402,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$930	$1,748
Dividends payable	12,125	10,825
Accrued interest	359	3,067
Accrued property, income and other taxes	6,189	5,817
Payable to affiliates	2,630	2,726
Notes payable	-	7,115
Current portion of long-term debt	15,435	13,720
Total current liabilities	37,668	45,018

Long-term debt	8,575	17,150
Total liabilities	46,243	62,168

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	228,012	221,839
Accumulated other comprehensive loss, net	(2,776)	(5,119)
Total shareholders’ equity	349,072	340,556
Total liabilities and shareholders’ equity	$395,315	$402,724

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue - Lease rentals and service contracts	$32,433	$28,757	$55,932	$57,651
Operating expenses:
Depreciation	5,500	5,440	10,994	10,842
Plant operations and other operating expenses	2,509	2,498	4,478	4,717
Total operating expenses	8,009	7,938	15,472	15,559

Operating income	24,424	20,819	40,460	42,092

Other income (expense):
Interest expense	(858)	(2,401)	(1,874)	(5,503)
Interest income	169	455	419	1,117
Other, net	738	1,280	1,431	2,217
Total other income (expense)	49	(666)	(24)	(2,169)

Income before income tax expense	24,473	20,153	40,436	39,923

Income tax expense	4,906	6,807	8,263	13,716

Net income	$19,567	$13,346	$32,173	$26,207

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six-Month Periods
	Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$32,173	$26,207
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,994	10,842
Amortization of bond issue costs	77	158
Provision for deferred income taxes	159	161
Changes in other operating assets and liabilities:
Trade receivable, net	(3,547)	3,460
Other current assets	828	374
Accounts payable and other accrued liabilities	(818)	(1,540)
Accrued interest	(2,708)	(4,682)
Accrued property, income and other taxes	372	3,625
Deferred revenue	-	3,761
Net cash flows from operating activities	37,530	42,366

Cash flows from investing activities:
Capital expenditures	(661)	(163)
Increase in restricted cash and investments	(1,304)	(654)
Net cash flows from investing activities	(1,965)	(817)

Cash flows from financing activities:
(Decrease) increase in payable to affiliates	(96)	117
Repayment of long-term debt	(6,860)	(18,865)
Repayment of notes payable	(7,115)	(32,085)
Dividends paid	(24,700)	-
Net cash flows from financing activities	(38,771)	(50,833)

Net change in cash and cash equivalents	(3,206)	(9,284)
Cash and cash equivalents at beginning of period	49,350	31,083
Cash and cash equivalents at end of period	$46,144	$21,799

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2008	$29	$123,807	$148,004	$-	$271,840
Net income	-	-	26,207	-	26,207
Other comprehensive loss	-	-	-	(1,081)	(1,081)
Balance, June 30, 2008	$29	$123,807	$174,211	$(1,081)	$296,966

Balance, January 1, 2009	$29	$123,807	$221,839	$(5,119)	$340,556
Net income	-	-	32,173	-	32,173
Other comprehensive income	-	-	-	2,343	2,343
Dividends declared	-	-	(26,000)	-	(26,000)
Balance, June 30, 2009	$29	$123,807	$228,012	$(2,776)	$349,072

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(in U.S. dollars, unless indicated otherwise)

(1)	General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MEHC”) and was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The Company is 70% owned by CE Casecnan II, Inc., 15% owned by CE Casecnan Ltd., a Bermuda-registered corporation, which are both indirectly wholly owned subsidiaries of MEHC, and 15% owned by a third party. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s (“SEC”) rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of June 30, 2009, and for the three- and six-month periods ended June 30, 2009 and 2008. The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events through July 31, 2009, which is the date the unaudited Financial Statements were issued.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the most significant accounting policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2009.

(2)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires publicly traded companies to include the annual fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements. The Company adopted FSP FAS 107-1 on April 1, 2009 and included the required disclosures within Notes to Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that would shift the focus from an entity’s intent to hold the debt security until recovery to its intent to sell the debt security. The existing other-than-temporary impairment models for equity securities will continue to apply. In addition, FSP FAS 115-2 addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income, or some combination thereof. FSP FAS 115-2 also expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities and requires companies to include these expanded disclosures in interim financial statements. The Company adopted FSP FAS 115-2 on April 1, 2009. The adoption did not have a material impact on the Company’s financial results and disclosures included within Notes to Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in determining when a market is not active and if a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 also amends SFAS No. 157 to define “major categories” to be consistent with those described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company adopted FSP FAS 157-4 on April 1, 2009. The adoption did not have a material impact on the Company’s financial results and disclosures included within Notes to Financial Statements.

(3)	Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Dividend set aside account	$14,576	$13,279
Debt service reserve fund	9,609	9,602
	$24,185	$22,881

Restricted cash and investments are invested in money-market accounts holding U.S. government securities. Other investments consist of auction rate securities with a carrying value of $17.4 million and $14.1 million at June 30, 2009 and December 31, 2008, respectively. The investments earned interest at 2.6% and 2.5% at June 30, 2009 and December 31, 2008, respectively. The investments have a remaining weighted average maturity of 21 years and are classified as available-for-sale securities.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at June 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA- and A by Standard & Poor’s at June 30, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At June 30, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $3.9 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at June 30, 2009.

(4)	Income Taxes

A reconciliation of the Philippine statutory income tax rate to the effective income tax rate applicable to income before income tax expense follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Philippine statutory income tax rate	30%	35%	30%	35%
Optional standard deduction	(10)	-	(9)	-
Other	-	(1)	(1)	(1)
Effective income tax rate	20%	34%	20%	34%

The Company’s deferred income tax asset of $5.8 million and $7.0 million as of June 30, 2009 and December 31, 2008, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

(5)	Related Party Transactions

In the normal course of business, the Company transacts with related parties on commercial terms comparable to transactions with third parties. The payable to affiliates was $2.6 million and $2.7 million at June 30, 2009 and December 31, 2008, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.3 million and $0.4 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $0.6 million and $0.8 million for the six-month periods ended June 30, 2009 and 2008, respectively, and consist primarily of cost allocations.

As of December 31, 2008, the Company had outstanding $7.1 million of unsecured subordinated notes payable (the “Notes”) to CE Casecnan Ltd., a shareholder. The Notes had a maturity of November 1, 2015, and bore an interest rate consisting of the London Interbank Offer Rate plus 5.25%. The Notes were redeemable at any time prior to maturity upon demand from CE Casecnan Ltd and on February 5, 2009, CE Casecnan repaid the outstanding Notes in full. Interest expense on the Notes was $- million and $0.6 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $0.1 million and $1.6 million for the six-month periods ended June 30, 2009 and 2008, respectively.

(6)	Commitments and Contingencies

Shareholder Litigation

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, CE Casecnan Ltd. advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. On January 3, 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. The issues relating to the exercise of the buy-up right have been decided by the court and are subject to appeal. On June 26, 2009, LPG exercised its buy-up rights with respect to the remaining 5% interest in a transaction between shareholders that did not have any impact on the Company’s results of operations.

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

Supplemental Real Property Tax

On July 1, 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On December 19, 2008, pursuant to written authorization from NIA and the DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. The $6.8 million partial payment was reimbursed by NIA on July 2, 2009. On January 16, 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely. CE Casecnan filed an appeal with the Local Board of Assessment Appeals May 15, 2009. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

On March 12, 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. Upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals on May 11, 2009. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held on December 11, 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. The next hearing is scheduled for August 25, 2009. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

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

The carrying amounts of the Company’s cash, certain cash equivalents, trade receivables and accounts payable and other accrued liabilities approximate fair value because of the short-term maturity of these instruments. The Company uses a three level hierarchy for determining fair value and a financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has investments in equity securities that are accounted for as available-for-sale securities, are stated at fair value and are presented as restricted cash and investments on the Balance Sheets. The fair value of the Company’s restricted cash and investments was $24.2 million and $22.9 million as of June 30, 2009 and December 31, 2008, respectively. The fair value is determined by using the quoted market price or net asset value in a readily observable and active market. As such, the Company considers these securities to be valued using Level 1 inputs.

The Company has auction rate securities that are measured at fair value in the Financial Statements. The fair value of the Company’s investments in auction rate securities, where there is no current liquid market, is determined using internally developed discounted cash flow models based on available observable market data and the Company’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset. As such, the Company considers these securities to be valued using Level 3 inputs. The following table reconciles the beginning and ending balances of the Company’s auction rate securities measured at fair value on a recurring basis (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Beginning balance	$14,822	$19,592	$14,096	$21,409
Unrealized gains (losses) included in other comprehensive income (loss)	2,622	155	3,348	(1,662)
Ending balance	$17,444	$19,747	$17,444	$19,747

The Company’s long-term debt is carried at cost in the Financial Statements. The fair value of the Company’s long-term debt has been estimated based upon quoted market prices. The following table presents the carrying amount and estimated fair value of the Company’s long-term debt (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$24,010	$24,460	$30,870	$31,372

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income consists of the following components (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$19,567	$13,346	$32,173	$26,207
Other comprehensive income (loss) – unrealized gains (losses) on marketable securities, net of tax of $787, $55, $1,005, $(581)	1,835	100	2,343	(1,081)

Comprehensive income	$21,402	$13,446	$34,516	$25,126

Accumulated other comprehensive loss, net,  consists of unrealized losses on marketable securities totaling $2.8 million, net of tax of $1.1 million, and $5.1 million, net of tax of $2.2 million, as of June 30, 2009 and December 31, 2008, respectively.

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

Further details of the potential risks and uncertainties affecting the Company are described in the Company’s filings with the SEC, including Part II, Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

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

Results of Operations for the Second Quarter and the First Six Months of 2009 and 2008

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

For contract years from December 25, 2008 through the end of the Cooperation Period, guaranteed water delivery fees are $51.7 million, calculated as the annual minimum water delivery threshold multiplied by $0.07381.

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

The following table provides certain operating data of the Casecnan Project:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Electricity produced (GWh)	163.5	106.2	229.3	205.6
Water delivered (million cubic meters)	272.6	178.0	384.5	350.3

The Company's water and energy fees are as follows (in millions):

	Second Quarter		First Six Months
	2009	2008	2009	2008
Water delivery fees	$12.9	$12.9	$25.7	$25.9
Guaranteed energy fees	9.1	9.1	18.2	18.2
Variable energy fees	10.4	6.8	12.0	13.6
	$32.4	$28.8	$55.9	$57.7

Revenue  increased $3.6 million for the second quarter and decreased $1.8 million for the first six months of  2009 compared to 2008. The increase in variable energy fees for the second quarter of 2009 was due to higher than normal water flow which resulted in higher electricity production compared to 2008, partially offset by the lower price for variable energy fees in 2009. The decrease in variable energy fees for the first six months of 2009 was due to the lower price for variable energy fees in 2009, partially offset by higher water flow and the resulting higher electricity production.

Interest expense decreased $1.5 million for the second quarter and $3.6 million for the first six months of 2009 compared to 2008 due to lower outstanding debt balances resulting from the scheduled repayment of long-term debt and the repayment of notes payable.

Interest income decreased $0.3 million for the second quarter and $0.7 million for the first six months of 2009 compared to 2008 as a result of lower interest rates.

Other, net decreased $0.6 million for the second quarter and $0.8 million for the first six months of 2009 compared to 2008 due to lower allocable output value added tax as a result of the reduced water delivery fees.

Income tax expense decreased $1.9 million for the second quarter and $5.6 million first six months of 2009 compared to 2008 due to a reduction in the Philippine statutory income tax rate from 35% to 30% and the adoption of the optional standard deduction method for calculating income tax liabilities, partially offset by higher taxable income.

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

The Company’s cash and cash equivalents were $46.1 million as of June 30, 2009, compared to $49.4 million as of December 31, 2008.

Cash Flows from Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2009 and 2008 were $37.5 million and $42.4 million, respectively. The decrease in operating cash flows for the first half of 2009 was primarily due to the timing of revenue collections.

Cash Flows from Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2009 and 2008 were $(2.0) million and $(0.8) million, respectively. In 2009, the Company deposited $1.3 million of declared but unpaid dividends in the escrow account. Capital expenditures were $0.5 million higher in 2009 due to improvements to the water catchment structures.

Cash Flows from Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2009 and 2008 were $(38.8) million and $(50.8) million, respectively. In 2009, the Company repaid the remaining $7.1 million of notes payable to CE Casecnan Ltd., made $6.9 million of project financing debt scheduled payments and paid $24.7 million of dividends on common stock. In 2008, the Company made $18.9 million of project financing debt scheduled payments and repaid $32.1 million of notes payable to CE Casecnan Ltd.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at June 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA- and A by Standard & Poor’s at June 30, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. At June 30, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $3.9 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at June 30, 2009.

Supplemental Real Property Tax

On July 1, 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On December 19, 2008, pursuant to written authorization from NIA and the DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. The $6.8 million partial payment was reimbursed by NIA on July 2, 2009. On January 16, 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely. CE Casecnan filed an appeal with the Local Board of Assessment Appeals May 15, 2009. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

On March 12, 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. Upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals on May 11, 2009. No liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

On July 17, 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. On September 24, 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held on December 11, 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. The next hearing is scheduled for August 25, 2009. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s President  (principal executive officer) and the Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: July 31, 2009	/s/ Patrick J. Goodman
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