Form 10-Q
period 2009-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2009-11-05
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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
Yes  No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of November 4, 2009, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of September 30, 2009, and the related statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical review procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Manabat Delgado Amper & Co.

Manabat Delgado Amper & Co.
Member Firm of Deloitte & Touche
Makati City, Philippines
November 5, 2009

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	September 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$87,649	$49,350
Restricted cash and investments	24,193	22,881
Receivables, net	48,093	20,308
Other current assets	7,170	7,387
Total current assets	167,105	99,926

Property, plant and equipment, net	265,799	281,485
Other investments	18,884	14,096
Deferred income taxes	5,216	6,995
Other	106	222
Total assets	$457,110	$402,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$843	$1,748
Dividends payable	12,125	10,825
Accrued interest	1,076	3,067
Accrued property, income and other taxes	31,756	5,817
Payable to affiliates	2,649	2,726
Notes payable	-	7,115
Current portion of long-term debt	15,435	13,720
Total current liabilities	63,884	45,018

Long-term debt	8,575	17,150
Total liabilities	72,459	62,168

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	262,583	221,839
Accumulated other comprehensive loss, net	(1,768)	(5,119)
Total shareholders’ equity	384,651	340,556
Total liabilities and shareholders’ equity	$457,110	$402,724

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenue - Lease rentals and service contracts	$50,609	$38,685	$106,541	$96,336
Operating expenses:
Depreciation	5,458	5,660	16,452	16,502
Plant operations and other operating expenses	2,501	2,747	6,979	7,460
Total operating expenses	7,959	8,407	23,431	23,962

Operating income	42,650	30,278	83,110	72,374

Other income (expense):
Interest expense	(756)	(1,710)	(2,630)	(7,213)
Interest income	193	456	612	1,573
Other, net	923	1,220	2,354	3,437
Total other income (expense)	360	(34)	336	(2,203)

Income before income tax expense	43,010	30,244	83,446	70,171

Income tax expense	8,439	10,396	16,702	24,116

Net income	$34,571	$19,848	$66,744	$46,055

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine-Month Periods
	Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$66,744	$46,055
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	16,452	16,502
Amortization of bond issue costs	116	238
Provision for deferred income taxes	389	174
Changes in other operating assets and liabilities:
Receivables, net	(27,785)	2,810
Other current assets	217	328
Accounts payable and other accrued liabilities	(952)	(740)
Accrued interest	(1,991)	(3,080)
Accrued property, income and other taxes	25,939	6,871
Deferred revenue	-	5,641
Net cash flows from operating activities	79,129	74,799

Cash flows from investing activities:
Capital expenditures	(766)	(350)
Increase in restricted cash and investments	(1,312)	(951)
Net cash flows from investing activities	(2,078)	(1,301)

Cash flows from financing activities:
(Decrease) increase in payable to affiliates	(77)	138
Repayment of long-term debt	(6,860)	(18,865)
Repayment of notes payable	(7,115)	(32,085)
Dividends paid	(24,700)	-
Net cash flows from financing activities	(38,752)	(50,812)

Net change in cash and cash equivalents	38,299	22,686
Cash and cash equivalents at beginning of period	49,350	31,083
Cash and cash equivalents at end of period	$87,649	$53,769

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2008	$29	$123,807	$148,004	$-	$271,840
Net income	-	-	46,055	-	46,055
Other comprehensive loss	-	-	-	(1,840)	(1,840)
Balance, September 30, 2008	$29	$123,807	$194,059	$(1,840)	$316,055

Balance, January 1, 2009	$29	$123,807	$221,839	$(5,119)	$340,556
Net income	-	-	66,744	-	66,744
Other comprehensive income	-	-	-	3,351	3,351
Dividends declared	-	-	(26,000)	-	(26,000)
Balance, September 30, 2009	$29	$123,807	$262,583	$(1,768)	$384,651

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(in U.S. dollars, unless indicated otherwise)

(1)	General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MEHC”) and was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The Company is 70% owned by CE Casecnan II, Inc., 15% owned by CE Casecnan Ltd., a Bermuda-registered corporation, which are both indirect wholly owned subsidiaries of MEHC, and 15% owned by a third party, subject to appeal. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s  rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of September 30, 2009 and for the three- and nine-month periods ended September 30, 2009 and 2008. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events through November 5, 2009, which is the date the unaudited Financial Statements were issued.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the most significant accounting policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2009.

(2)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance (included in Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”) that requires publicly traded companies to include the annual fair value disclosures required for all financial instruments, as defined by GAAP, in interim financial statements. The Company adopted this guidance on April 1, 2009 and included the required disclosures within Notes to Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 320, “Investments – Debt and Equity Securities”) that amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement to sell the debt security. In addition, this guidance expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities, requires companies to include these expanded disclosures in interim financial statements and addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. The Company adopted this guidance on April 1, 2009. The adoption did not have a material impact on the Company’s financial results and disclosures included within Notes to Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 820, “Fair Value Measurements and Disclosures”) that clarifies the determination of fair value when a market is not active and if a transaction is not orderly. In addition, this guidance amends previous GAAP to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period and defines “major categories” consistent with those described in previously existing GAAP. The Company adopted this guidance on April 1, 2009. The adoption did not have a material impact on the Company’s financial results and disclosures included within Notes to Financial Statements.

(3)	Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Dividend set aside account	$14,581	$13,279
Debt service reserve fund	9,612	9,602
	$24,193	$22,881

Restricted cash and investments are invested in money-market accounts holding U.S. government securities.

Other investments consist of auction rate securities with a carrying value of $18.9 million and $14.1 million at September 30, 2009 and December 31, 2008, respectively. The auction rate investments earned interest at 2.25% and 2.5% at September 30, 2009 and December 31, 2008, respectively. The investments have a remaining weighted average maturity of 21 years and are classified as available-for-sale securities.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at September 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA- and A by Standard & Poor’s at September 30, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At September 30, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $2.5 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at September 30, 2009.

(4)	Income Taxes

A reconciliation of the Philippine statutory income tax rate to the effective income tax rate applicable to income before income tax expense follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Philippine statutory income tax rate	30%	35%	30%	35%
Optional standard deduction	(10)	-	(10)	-
Other	-	(1)	-	(1)
Effective income tax rate	20%	34%	20%	34%

The Company’s deferred income tax asset of $5.2 million and $7.0 million as of September 30, 2009 and December 31, 2008, respectively, consists mainly of the difference between the financial reporting basis and the tax reporting basis for development and construction costs.

(5)	Related Party Transactions

In the normal course of business, the Company transacts with related parties on commercial terms comparable to transactions with third parties. The payable to affiliates was $2.6 million and $2.7 million at September 30, 2009 and December 31, 2008, respectively. Costs incurred by the Company in transactions with related parties amounted to $0.4 million for each of the three-month periods ended September 30, 2009 and 2008, and $1.1 million and $1.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively, and consist primarily of cost allocations.

As of December 31, 2008, the Company had outstanding $7.1 million of unsecured subordinated notes payable (the “Notes”) to CE Casecnan Ltd., a shareholder. The Notes had a maturity of November 1, 2015, and bore an interest rate consisting of the London Interbank Offer Rate plus 5.25%. The Notes were redeemable at any time prior to maturity upon demand from CE Casecnan Ltd and on February 5, 2009, CE Casecnan repaid the outstanding Notes in full. Interest expense on the Notes was $- million and $0.1 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $0.1 million and $1.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

(6)	Commitments and Contingencies

Shareholder Litigation

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, CE Casecnan Ltd. advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In July 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the Philippine National Irrigation Administration arbitration. In January 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. The issues relating to the exercise of the buy-up right have been decided by the court and in June 2009, LPG exercised its buy-up rights with respect to the remaining 5% ownership interest in a transaction between shareholders that did not have any impact on the Company’s results of operations. In October 2009, the court issued a Final Judgment declaring that LPG was a 15% shareholder, which Final Judgment remains subject to appeal.

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase 15% of the shares in the Company. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase and a trial has been set to begin in March 2010. The impact, if any, of this litigation on the Company cannot be determined at this time.

Supplemental Real Property Tax

In July 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. Subsequent amendments of the supplemental assessment to reflect additional taxable periods in 2008 and 2009 increased the assessment to $32.5 million. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In December 2008, pursuant to written authorization from NIA and DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. The $6.8 million partial payment was reimbursed by NIA in July 2009. In January 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely and in May 2009, filed an appeal with the Local Board of Assessment Appeals. In October 2009, pursuant to written authorization from NIA and DOF, CE Casecnan paid under protest $5.0 million to the province of Nueva Ecija. The payment was accrued as of September 30, 2009 within accrued property, income and other taxes. A receivable of an equal amount also was accrued as of September 30, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Ecija to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

In March 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In May 2009, upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals. CE Casecnan and the province of Nueva Vizcaya negotiated terms of an interim agreement that provides for a payment of $16.1 million by CE Casecnan and a cessation of collection efforts by the province of Nueva Vizcaya until a final determination of taxable value is rendered. The interim agreement is expected to be executed in the fourth quarter. An amount of $16.1 million was accrued as of September 30, 2009 within accrued property, income and other taxes. A receivable of an equal amount also was accrued as of September 30, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Vizcaya to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In January 2006, CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. In June 2006, CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for reassignment to another court to hear and decide the cases.

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

The carrying amounts of the Company’s cash, certain cash equivalents, receivables and accounts payable and other accrued liabilities approximate fair value because of the short-term maturity of these instruments. The Company uses a three level hierarchy for determining fair value and a financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company has investments in money market mutual funds that are accounted for as available-for-sale securities, are stated at fair value and are presented as cash and cash equivalents and restricted cash and investments on the Balance Sheets. The fair value of these securities was $104.6 million and $34.1 million as of September 30, 2009 and December 31, 2008, respectively. The fair value is determined by using the quoted market price or net asset value of the identical security in its principal market. As such, the Company considers these securities to be valued using Level 1 inputs.

Additionally, the Company has auction rate securities that are measured at fair value and are presented as other investments on the Balance Sheets. The fair value of the Company’s investments in auction rate securities, where there is no current liquid market, is determined using internally developed discounted cash flow pricing models based on available observable market data and the Company’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset. As such, the Company considers these securities to be valued using Level 3 inputs. The following table reconciles the beginning and ending balances of the Company’s auction rate securities measured at fair value on a recurring basis using significant Level 3 inputs (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Beginning balance	$17,444	$19,747	$14,096	$21,409
Unrealized gains (losses) included in other comprehensive income (loss)	1,440	(1,169)	4,788	(2,831)
Ending balance	$18,884	$18,578	$18,884	$18,578

The Company’s long-term debt is carried at cost in the Financial Statements. The fair value of the Company’s long-term debt has been estimated based upon quoted market prices. The following table presents the carrying amount and estimated fair value of the Company’s long-term debt (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$24,010	$24,430	$30,870	$31,372

(8)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income consists of the following components (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$34,578	$19,848	$66,751	$46,055
Other comprehensive income (loss) – unrealized gains (losses) on marketable securities, net of tax of $432, $(410), $1,437, $(991)	1,008	(759)	3,351	(1,840)

Comprehensive income	$35,586	$19,089	$70,102	$44,215

Accumulated other comprehensive loss, net, consists of unrealized losses on marketable securities totaling $1.8 million, net of tax of $0.7 million, and $5.1 million, net of tax of $2.2 million, as of September 30, 2009 and December 31, 2008, respectively.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

•	changes in weather conditions that could affect operating revenue;general economic, political and business conditions in the Philippines and throughout the world;

•	changes in governmental, legislative or regulatory requirements affecting the Company or the power generation industry;

•	availability of qualified personnel;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results; and

•
other business or investment considerations that may be disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”) or in other publicly disseminated written documents.

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

Results of Operations for the Third Quarter and the First Nine Months of 2009 and 2008

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

The following table provides certain operating data of the Casecnan Project:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Electricity produced (GWh)	243.5	177.3	472.8	382.9
Water delivered (million cubic meters)	446.8	315.1	831.3	665.4

The Company’s water and energy fees are as follows (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Water delivery fees	$23.3	$12.9	$49.0	$38.8
Energy delivery fees	27.3	25.8	57.5	57.5
	$50.6	$38.7	$106.5	$96.3

Revenue in 2009 increased $11.9 million for the third quarter and $10.2 million for the first nine months compared to 2008. The increase in water delivery fees and energy delivery fees for 2009 was due to higher than normal water flow which resulted in water deliveries exceeding the annual minimum threshold and higher electricity production compared to 2008. The higher electricity production in 2009 was partially offset for the third quarter and largely offset for the first nine months by the lower price for variable energy fees.

Plant operations and other operating expenses decreased $0.2 million for the third quarter and $0.5 million for the first nine months of 2009 compared to 2008 primarily due to lower general and administrative costs.

Interest expense decreased $0.9 million for the third quarter and $4.6 million for the first nine months of 2009 compared to 2008 due to lower outstanding debt balances resulting from the scheduled repayment of long-term debt and the repayment of notes payable.

Interest income decreased $0.3 million for the third quarter and $1.0 million for the first nine months of 2009 compared to 2008 as a result of lower interest rates.

Other, net decreased $0.3 million for the third quarter and $1.0 million for the first nine months of 2009 compared to 2008 due to lower allocable output value added tax and the impact of foreign currency exchange rates on peso-denominated transactions.

Income tax expense decreased $2.0 million for the third quarter and $7.4 million for the first nine months of 2009 compared to 2008 due to a reduction in the Philippine statutory income tax rate from 35% to 30% and the adoption of the optional standard deduction method for calculating income tax liabilities, partially offset by higher taxable income.

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

The Company’s cash and cash equivalents were $87.6 million as of September 30, 2009, compared to $49.4 million as of December 31, 2008.

Cash Flows from Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2009 and 2008 were $79.1 million and $74.8 million, respectively. The increase in operating cash flows in 2009 was primarily due to the higher revenue collections resulting from higher water delivery fees and energy delivery fees.

Cash Flows from Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2009 and 2008 were $(2.1) million and $(1.3) million, respectively. In 2009, the Company deposited $1.3 million of declared but unpaid dividends in the escrow account compared to $0.9 million in 2008. Capital expenditures were $0.4 million higher in 2009 due to improvements to the water catchment structures.

Cash Flows from Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2009 and 2008 were $(38.8) million and $(50.8) million, respectively. In 2009, the Company repaid the remaining $7.1 million of notes payable to CE Casecnan Ltd., made $6.9 million of project financing debt scheduled payments and paid $24.7 million of dividends on common stock. In 2008, the Company made $18.9 million of project financing debt scheduled payments and repaid $32.1 million of notes payable to CE Casecnan Ltd.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at September 30, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated Baa1 by Moody’s Investors Service and AA- and A by Standard & Poor’s at September 30, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At September 30, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $2.5 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at September 30, 2009.

Supplemental Real Property Tax

In July 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. Subsequent amendments of the supplemental assessment to reflect additional taxable periods in 2008 and 2009 increased the assessment to $32.5 million. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In December 2008, pursuant to written authorization from NIA and DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. The $6.8 million partial payment was reimbursed by NIA in July 2009. In January 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely and in May 2009, filed an appeal with the Local Board of Assessment Appeals. In October 2009, pursuant to written authorization from NIA and DOF, CE Casecnan paid under protest $5.0 million to the province of Nueva Ecija. The payment was accrued as of September 30, 2009 within accrued property, income and other taxes. A receivable of an equal amount also was accrued as of September 30, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Ecija to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

In March 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In May 2009, upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals. CE Casecnan and the province of Nueva Vizcaya negotiated terms of an interim agreement that provides for a payment of $16.1 million by CE Casecnan and a cessation of collection efforts by the province of Nueva Vizcaya until a final determination of taxable value is rendered. The interim agreement is expected to be executed in the fourth quarter. An amount of $16.1 million was accrued as of September 30, 2009 within accrued property, income and other taxes. A receivable of an equal amount also was accrued as of September 30, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Vizcaya to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In January 2006, CE Casecnan received franchise tax assessments for the years 2001 to 2006 totaling $2.2 million from the province of Nueva Vizcaya. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. In June 2006, CE Casecnan filed appeals of the assessments which are currently pending before the Supreme Court Office of the Court Administrator for reassignment to another court to hear and decide the cases.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: November 5, 2009	/s/ Patrick J. Goodman
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