Form 10-K
period 2009-12-31
CE CASECNAN WATER & ENERGY CO INC
filed 2010-02-23
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

001-12995	CE CASECNAN WATER AND ENERGY COMPANY, INC.	Not Applicable
24th Floor, 6750 Building, Ayala Avenue
Makati City, Metro Manila, Philippines

011 63 2 892-0276

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of January 31, 2010, the number of outstanding shares of $0.038 par value common stock was 767,162.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

•	changes in weather conditions that could affect operating revenue;

•	general economic, political and business conditions in the Philippines and throughout the world;

•	changes in governmental, legislative or regulatory requirements in the Philippines, including those pertaining to taxes, affecting the Company or the power generation industry;

•	availability of qualified personnel;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation, wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”) or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in Item 1A and other discussions contained in this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

PART I

Item 1.                 Business

General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MEHC”) in September 1994 solely to develop, construct, own and operate a combined irrigation and hydroelectric power generation facility with a rated capacity of 150 megawatts (the “Casecnan Project”) located on the island of Luzon in the Republic of the Philippines (the “ROP”).

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

The Casecnan Project

The Casecnan Project is located in the central part of the island of Luzon. It consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs, and transfer that water through a transbasin tunnel of approximately 23 kilometers in length. During the water transfer, the elevation differences between the two watersheds allows electricity to be generated by a 150 megawatt (“MW”) capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel then delivers water to the existing water storage reservoir at Pantabangan, providing additional water for irrigation and increasing the potential electrical generation at two downstream hydroelectric facilities owned by the Philippine National Power Corporation (“NPC”), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Once in the reservoir at Pantabangan, the water is under the control of the Philippine National Irrigation Administration (“NIA”), a ROP-owned and controlled corporation.

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

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of long-term debt. As of January 31, 2010, the outstanding long-term debt was rated BB- with stable outlook by Standard and Poor’s and Ba3 with stable outlook by Moody’s Investors Service.

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

Regulatory and Legislative Matters

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 (“EPIRA”), which is aimed at restructuring the Philippine power industry, privatizing the NPC and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may impact the Company’s future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet known as changes resulting from EPIRA are ongoing.

Employees

At December 31, 2009, the Company had 42 full-time employees.

Item 1A.              Risk Factors

We are subject to numerous risks, including, but not limited to, those set forth below. Careful consideration of these risks, together with all of the other information included in this Form 10-K and the other public information filed by us, should be made before making an investment decision. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We are dependent upon a single customer for all of our operating revenue.

NIA’s obligations under the Project Agreement are our sole source of operating revenue. Because of our dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the ROP to fulfill its obligations under the Performance Undertaking would materially adversely affect our financial results.

We are subject to risk of loss from political and other risks arising from foreign sovereignty over areas in which we conduct operations.

We are subject to significant political and other uncertainties, including expropriation, nationalization, renegotiation or nullification of existing contracts, imposition of new federal or local taxes or changes in tax rates, currency availability and exchange restrictions, changing political conditions and international monetary fluctuations. The government of the Philippines exercises a significant influence over the Philippine economy. There can be no assurance that future developments in the Philippines will not impair the Casecnan Project’s operations or our revenue.

Changes in laws, policies, regulations, environmental standards and other mandates imposed by Philippine authorities have a significant impact on our operations.

We are subject to statutory and regulatory standards, including those related to energy and environmental laws. Business licenses and permits must be renewed annually to continue operating the Casecnan Project. Delay in receipt or failure to obtain these permits or to comply with applicable standards could restrict operation of the Casecnan Project or result in additional costs or taxes. The adoption of new laws, policies and regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment could have a material adverse affect on our ability to operate the Casecnan Project.

Our assets are subject to significant operating uncertainties.

The Casecnan Project is a complex infrastructure project and power plant. Operation of the Casecnan Project may be adversely affected by a variety of operating uncertainties. For example, the breakdown or failure of equipment or processes or the performance of equipment at levels below those originally demonstrated, whether due to ordinary wear and tear, unexpected degradation or other events could increase the cost of operating the Casecnan Project or require substantial capital expenditures, thereby adversely affecting our financial results.

Variability in rainfall and water flows has a significant impact on our operating revenue.

A significant portion of the Casecnan Project’s revenue is required to be paid by NIA without regard to actual water flows. However, a significant component of revenue, approximately 40% in 2009, consists of variable water and energy delivery fees that are dependent upon water flow volumes. No assurance can be given that future rainfall and water flows will approach historical levels.

Our assets are subject to potentially catastrophic geologic, natural or weather-related risks.

Earthquakes, floods, volcanic eruptions, fires or other similar catastrophic events could cause personal injury, loss of life, damage or destruction to the Casecnan Project, or suspension of operations. Although we maintain insurance coverage (including business interruption insurance) to protect against certain of these risks, the proceeds of such insurance may not be adequate to cover reduced revenue, increased expenses or other liabilities arising from the occurrence of any of the events described above. Moreover, there can be no assurance that such insurance coverage will be available in the future at commercially reasonable rates or that the amounts for which we are insured will cover all losses.

We are subject to risk of loss from civil strife, acts of war and terrorist activities.

The Casecnan Project is located in a remote region of the Philippines and is therefore subject to risks of war, civil strife, guerilla activity and terrorism. Armed groups opposing the Philippine government have attempted to exert control over the region in the past, and there can be no assurance that any such attempts in the future will not disrupt our operations or impair our assets.

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

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.                 Selected Financial Data

The following table sets forth the Company’s selected historical financial data, which should be read in conjunction with the information included in Item 7 of this Form 10-K and with the Company’s historical Financial Statements and the notes thereto included in Item 8 of this Form 10-K. The selected historical financial data has been derived from the Company’s audited historical Financial Statements and notes thereto (amounts in thousands).

	Years ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenue (1)	$146,912	$137,638	$124,733	$148,529	$107,000
Operating income	114,157	104,202	93,319	117,433	75,674
Net income (2)	93,339	73,835	78,539	100,804	52,009
Electricity produced (Gigawatt-hours) (1)	606.5	517.3	433.6	538.5	406.5
Water delivered (million cubic meters) (1)	1,076.5	909.7	750.0	996.0	723.0

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$385,752	$402,724	$410,717	$444,970	$470,017
Notes payable	-	7,115	39,200	51,263	51,263
Long-term debt, including current portion	17,150	30,870	68,600	106,330	142,345
Total shareholders’ equity	339,001	340,556	271,840	193,301	191,997

(1)           Revenue increased in 2009, 2008 and 2006 due to substantially higher water flows and accompanying water deliveries and electricity generation.
(2)           Net income decreased in 2008 due to the expiration of the income tax holiday on December 11, 2007.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Company during the periods included herein. Explanations include management’s best estimate of the impact of weather and other factors. This discussion should be read in conjunction with Item 6 of this Form 10-K and with the Company’s historical Financial Statements and the notes thereto included in Item 8 of this Form 10-K. The Company’s actual results in the future could differ significantly from the historical results.

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

Prior to December 25, 2008, the water delivery fee was a fixed monthly payment based upon an assumed annual water delivery of 801.9 million cubic meters, prorated to 66.8 million cubic meters per month, multiplied by the water delivery fee rate of $0.07381 per cubic meter. For each contract year starting from December 25, 2003 and ending on December 25, 2008, a water delivery fee credit, or deferred revenue, was computed equal to 801.9 million cubic meters minus the greater of actual water deliveries or 700.0 million cubic meters - the annual minimum water delivery threshold. Accordingly, in recognizing revenue, the water delivery fees were recorded each month pro rated to 58.3 million cubic meters until the minimum threshold had been reached for the current contract year. The water delivery fee credit at the end of each contract year, if any, was available to be earned in the succeeding contract year through December 25, 2008. All water delivery credits available under the contract were earned by the Company as of December 25, 2008.

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

The following table provides certain operating data of the Casecnan Project for the years ended December 31:

	2009	2008	2007
Electricity produced (GWh)	606.5	517.3	433.6
Water delivered (million cubic meters)	1,076.5	909.7	750.0

The Company's water and energy fees for the years ended December 31 are as follows (in millions):

	2009	2008	2007
Water delivery fees	$79.6	$61.0	$57.4
Energy delivery fees	67.3	76.6	67.3
Total water and energy fees	$146.9	$137.6	$124.7

Revenue for 2009 increased $9.3 million to $146.9 million compared to 2008. The $18.6 million increase in water delivery fees was due to exceptionally high water flow in 2009 which resulted in higher water deliveries compared to 2008. Despite higher electricity production in 2009 due to the exceptionally high water flow, energy delivery fees were $9.3 million lower than 2008 due to lower prices for variable energy and contractual provisions that require energy deliveries above 550 GWh within a contract year to be at no cost to NIA. Revenue for 2008 increased $12.9 million to $137.6 million compared to 2007. The increases in water delivery fees and energy delivery fees in 2008 were due to higher than average water flow which resulted in higher water deliveries and related energy production compared to 2007.

Plant operations and other operating expenses for 2009 decreased $0.5 million compared to 2008 due to lower general and administrative costs. Plant operations and other operating expenses for 2008 increased $1.7 million compared with 2007, due primarily to the favorable resolution of a vendor disagreement in 2007 and higher general and administrative costs in 2008.

Interest expense for 2009 decreased $5.3 million compared to 2008 and for 2008 decreased $8.2 million compared to 2007, due primarily to lower outstanding debt balances resulting from the scheduled repayment of long-term debt and the repayment of notes payable.

Interest income for 2009 decreased $1.2 million compared to 2008 and for 2008 decreased $0.8 million compared to 2007 as a result of lower interest rates and lower average cash balances.

Other, net for 2009 increased $0.6 million compared to 2008 and for 2008 increased $0.6 million compared to 2007 due to higher allocable output value added tax and the impact of foreign currency exchange rates on peso-denominated transactions.

Income tax expense was $23.3 million, $28.2 million and $4.6 million in 2009, 2008 and 2007, respectively. The decrease in income tax in 2009 was due to a reduction in the Philippine statutory income tax rate from 35% to 30% and the Company’s adoption of the optional standard deduction method for calculating income tax liabilities, partially offset by higher taxable income. The increase in income tax expense in 2008 was due to the expiration of the income tax holiday on December 11, 2007. Thereafter, the Company’s taxable income became subject to income tax at the Philippine statutory rate. Prior to December 11, 2007, income tax expense was limited to interest income and other income not subject to the income tax holiday.

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

The Company’s cash and cash equivalents were $20.1 million and $49.4 million at December 31, 2009 and 2008, respectively.

Cash Flows from Operating Activities

Net cash flows from operating activities for the years ended December 31, 2009 and 2008 were $101.1 million and $88.9 million, respectively. The increase in 2009 was mainly due to higher revenue collections and lower payments for income taxes and interest.

Cash Flows from Investing Activities

Net cash flows from investing activities for the years ended December 31, 2009 and 2008 were $(15.6) million and $(1.0) million, respectively. In 2009, the Company deposited $5.0 million of declared and unpaid dividends on common stock relating to the disputed 5% ownership interest in the Company into a restricted cash account. Refer to note 9 of Notes to Financial Statements for information regarding the disputed ownership interest. In 2009, the Company made additional payments of $9.6 million to the debt service reserve fund.

Cash Flows from Financing Activities

Net cash flows from financing activities for the years ended December 31, 2009 and 2008 were $(114.8) million and $(69.6) million, respectively. In 2009, the Company paid dividends on common stock of $94.1 million, made $13.7 million of project financing debt scheduled payments and repaid the remaining $7.1 million of notes payable to CE Casecnan Ltd. (the “Notes”). In 2008, the Company made $37.7 million of project financing debt scheduled payments and repaid $32.1 million of the Notes.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at December 31, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated AA- and A by Standard & Poor’s at December 31, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold for a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At December 31, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $1.8 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at December 31, 2009.

Supplemental Real Property Tax

In July 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. Subsequent amendments of the supplemental assessment to reflect additional taxable periods in 2008 and 2009 increased the assessment to $32.5 million. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In December 2008, pursuant to written authorization from NIA and DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. The $6.8 million partial payment was reimbursed by NIA in July 2009. In January 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely and in May 2009, filed an appeal with the Local Board of Assessment Appeals. In October 2009, pursuant to written authorization from NIA and DOF, CE Casecnan paid, under protest, $5.0 million to the province of Nueva Ecija. A receivable of an equal amount was accrued as of December 31, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. The $5.0 million payment was reimbursed by NIA in January 2010. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Ecija to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

In March 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In May 2009, upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals. In November 2009, CE Casecnan paid $16.1 million to the province of Nueva Vizcaya pursuant to an interim agreement between CE Casecnan and the province of Nueva Vizcaya which provides for a cessation of collection efforts by the province of Nueva Vizcaya until a final determination of taxable value is rendered. A receivable of an equal amount was accrued as of December 31, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. Reimbursement from NIA is due in the second quarter of 2010. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Vizcaya to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. The next hearing date is set for February 24, 2010. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

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

Contractual Obligations

The Company has contractual obligations that may affect its financial condition. Contractual obligations to make future payments arise from long-term debt. The Company expects to make $18.7 million of scheduled payments on its long-term debt, which matures in November 2010, including $17.2 million of principal and $1.5 million of interest.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Financial Statements will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by the Company’s methods, judgments and assumptions used in the preparation of the Financial Statements and should be read in conjunction with the Company’s Summary of Significant Accounting Policies included in Note 2 of Notes to Financial Statements in Item 8 of this Form 10-K.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of payments from NIA. This assessment requires judgment regarding the outcome of disputes, arbitrations and the ability of the customer to pay the amounts owed to the Company.

Auction Rate Securities - Measurement Principles

The Company has investments in auction rate securities that are measured at fair value on the Financial Statements. With the liquidity issues experienced in global credit and capital markets, the auction rate securities held by the Company have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The fair values of the auction rate securities are determined using internally developed discounted cash flow models based on available observable market data and the Company’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use in pricing the asset.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

The Company’s Balance Sheets include assets and liabilities with fair values that are subject to market risks. The Company’s significant market risks are primarily associated with interest rates and credit. The following sections address the significant market risks associated with the Company’s business activities.

Interest Rate Risk

As of December 31, 2009, the Company had fixed-rate long-term debt totaling $17.2 million with a total fair value of $17.9 million. Because of their fixed interest rates, these instruments do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by $0.1 million if interest rates were to increase by 10% from their levels as of December 31, 2009. Comparatively, as of December 31, 2008, the Company had fixed-rate long-term debt totaling $30.9 million with a total fair value of $31.4 million. The fair value of these instruments would have decreased by $0.6 million if interest rates had increased by 10% from their levels at December 31, 2008. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

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

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at December 31, 2009, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated AA- and A by Standard & Poor’s at December 31, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At December 31, 2009 the Company’s pre-tax temporary impairment of the auction rate securities totaled $1.8 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at December 31, 2009.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying balance sheets of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2009 and 2008 financial statements present fairly, in all material respects, the financial position of CE Casecnan Water and Energy Company, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Manabat Delgado Amper & Co.

Manabat Delgado Amper & Co.
Member of Deloitte Touche Tohmatsu
Makati City, Philippines
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have audited the accompanying statements of operations, changes in shareholders’ equity and cash flows of CE Casecnan Water and Energy Company, Inc. for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CE Casecnan Water and Energy Company, Inc. for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Isla Lipana & Co.

ISLA LIPANA & CO.
A PricewaterhouseCoopers member firm
Makati City, Philippines
February 27, 2008

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$20,068	$49,350
Restricted cash and investments	37,447	22,881
Receivables, net	34,189	20,308
Other current assets	9,027	7,387
Total current assets	100,731	99,926

Property, plant and equipment, net	260,579	281,485
Other investments	19,572	14,096
Deferred income taxes	4,802	6,995
Other	68	222
Total assets	$385,752	$402,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,670	$1,748
Dividends payable	15,775	10,825
Accrued interest	256	3,067
Accrued property, income and other taxes	9,098	5,817
Payable to affiliates	2,802	2,726
Notes payable	-	7,115
Current portion of long-term debt	17,150	13,720
Total current liabilities	46,751	45,018

Long-term debt	-	17,150
Total liabilities	46,751	62,168

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common shares - 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	216,178	221,839
Accumulated other comprehensive loss, net	(1,013)	(5,119)
Total shareholders’ equity	339,001	340,556
Total liabilities and shareholders’ equity	$385,752	$402,724

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007

Revenue - Lease rentals and service contracts	$146,912	$137,638	$124,733

Operating expenses:
Depreciation	21,942	22,121	21,825
Plant operations and other operating expenses	10,813	11,315	9,589
Total operating expenses	32,755	33,436	31,414

Operating income	114,157	104,202	93,319

Other income (expense):
Interest expense	(3,283)	(8,639)	(16,784)
Interest income	817	2,030	2,810
Other, net	4,960	4,399	3,761
Total other income (expense)	2,494	(2,210)	(10,213)

Income before income tax expense	116,651	101,992	83,106

Income tax expense	23,312	28,157	4,567

Net income	$93,339	$73,835	$78,539

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$93,339	$73,835	$78,539
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,942	22,121	21,825
Amortization of bond issue costs	154	317	518
Provision for deferred income taxes	433	397	(103)
Changes in other operating assets and liabilities:
Receivables, net	(13,881)	57	(6,363)
Other current assets	(1,640)	(734)	(645)
Accounts payable and other accrued liabilities	312	(247)	371
Accrued interest	(2,811)	(4,734)	(7,525)
Accrued property, income and other taxes	3,281	(391)	2,568
Deferred revenue	-	(1,768)	1,768
Net cash flows from operating activities	101,129	88,853	90,953

Cash flows from investing activities:
Capital expenditures	(1,036)	(550)	(678)
Purchases of available-for-sale securities	-	-	(71,809)
Proceeds from sale of available-for-sale securities	-	-	60,500
(Increase) decrease in restricted cash and investments	(14,566)	(467)	30,145
Net cash flows from investing activities	(15,602)	(1,017)	18,158

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	76	246	(38,531)
Repayment of long-term debt	(13,720)	(37,730)	(37,730)
Repayment of notes payable	(7,115)	(32,085)	(12,063)
Dividends paid	(94,050)	-	(21,650)
Net cash flows from financing activities	(114,809)	(69,569)	(109,974)

Net change in cash and cash equivalents	(29,282)	18,267	(863)
Cash and cash equivalents at beginning of period	49,350	31,083	31,946
Cash and cash equivalents at end of period	$20,068	$49,350	$31,083

Supplemental disclosure:
Interest paid	$5,940	$11,865	$22,602
Income taxes paid	$20,359	$26,555	$2,264

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss, Net	Total

Balance, January 1, 2007	767	$29	$123,807	$69,465	$-	$193,301
Net income	-	-	-	78,539	-	78,539
Balance, December 31, 2007	767	29	123,807	148,004	-	271,840
Net income	-	-		73,835	-	73,835
Other comprehensive loss:
Unrealized losses on marketable securities, net of tax of $(2,194)	-	-	-	-	(5,119)	(5,119)
Total comprehensive income						68,716
Balance, December 31, 2008	767	29	123,807	221,839	(5,119)	340,556
Net income	-	-	-	93,339	-	93,339
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $1,643	-	-	-	-	3,833	3,833
Unrecognized amounts on retirement benefits, net of tax of $117	-	-	-	-	273	273
Total comprehensive income						97,445
Dividends declared	-	-	-	(99,000)	-	(99,000)
Balance, December 31, 2009	767	$29	$123,807	$216,178	$(1,013)	$339,001

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

The Company has a contract with the Republic of the Philippines (“ROP”), through the Philippine National Irrigation Administration (“NIA”) (a ROP-owned and controlled corporation), for the development, construction and operation of a hydroelectric power plant and related facilities under a build-own-operate-transfer agreement, as amended by the Supplemental Agreement dated September 29, 2003 (the “Project Agreement”), covering a 20-year cooperation period (“Cooperation Period”) ending December 11, 2021, with  obligations for the delivery of water and electricity. At the end of the Cooperation Period, the combined irrigation and 150 megawatt hydroelectric power generation project (the “Casecnan Project”) will be transferred to the ROP at no cost on an “as is” basis. NIA’s obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP (the “Performance Undertaking”).

Under the terms of its registration with the Philippine Board of Investments, CE Casecnan was entitled to certain incentives, including an income tax holiday for six years from the start of commercial operations which expired on December 11, 2007. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the current Philippine statutory rate. The registration also requires, among other items, the maintenance of a debt-to-equity ratio not exceeding 75:25 during commercial operations.

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

2.           Summary of Significant Accounting Policies

Basis of Presentation

The functional and reporting currency of the Company is the U.S. dollar. Transactions in foreign currencies, principally the Philippine peso, are recorded based on the prevailing rates of exchange at transaction dates. Foreign currency denominated monetary assets and liabilities are translated at the exchange rate prevailing at the balance sheet date. The resulting exchange differences from settlements of foreign currency transactions and translations of monetary assets and liabilities are credited or charged to operations. The Company has evaluated subsequent events through February 23, 2010, which is the date the Financial Statements were issued.

The Company’s operations are in one reportable segment, the water delivery and electricity generation industry.

Use of Estimates in Preparation of Financial Statements

The preparation of the Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, valuation of certain financial assets and liabilities, long-lived asset recovery and accounting for contingencies, including tax matters. Actual results may differ from the estimates used in preparing the Financial Statements.

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Market participants are assumed to be independent, knowledgeable and able and willing to transact. Nonperformance or credit risk is considered when determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value.

Cash Equivalents

Cash equivalents consist of funds invested in commercial paper, money market accounts and in other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions.

Restricted Cash and Investments and Other Investments

Restricted cash and investments are composed of debt service funds and undistributed dividends that are contractually restricted as to their use and require the maintenance of specific minimum balances. Other investments consist of auction rate securities. The auction rate securities are classified as available-for-sale securities and are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive loss, net of tax.

If in management’s judgment a decline in the fair value of an available-for-sale investment below cost is other than temporary, the cost of the investment is written down to fair value. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer; the length of time that fair value has been less than cost; the relative amount of the decline; and whether or not the Company anticipates the fair value of the investment to recover prior to the expected time of sale. Impairment losses on equity securities are charged to earnings. With respect to an investment in a debt security, any resulting impairment loss is recognized in earnings if the Company intends to sell or expects to be required to sell the debt security before amortized cost is recovered. If the Company does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income.

Property, Plant and Equipment, Net

General

Property, plant and equipment is recorded at historical cost. The Company capitalizes all construction related material, direct labor and contract services, as well as indirect construction costs, which include capitalized interest. The cost of major additions and betterments are capitalized, while costs for replacements, maintenance and repairs that do not improve or extend the lives of the related assets are charged to operating expense as incurred. Depreciation is computed by applying the straight-line method based on the 20-year Cooperation Period for the hydroelectric power facility and office and building structures, and on the estimated useful life of five years for transportation and other equipment. When an asset is sold or otherwise disposed of, its cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operating expense.

Impairment

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. Any resulting impairment loss is reflected on the Statements of Operations.

Income Taxes

Deferred tax assets and liabilities are based on differences between the financial statements and tax bases of assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income.  Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances are established for certain deferred tax assets where realization is not likely.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of payments from NIA. This assessment requires judgment regarding the ability of NIA to pay the amounts owed to the Company or the outcome of any pending disputes. The activity in the Company’s allowance for doubtful accounts for the years ended December 31 was as follows (in thousands):

	2009	2008	2007

Balance, January 1	$-	$-	$(637)
Recoveries	-	-	637
Balance, December 31	$-	$-	$-

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance (included in Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities”) that amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement, to sell the debt security. In addition, this guidance expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities, requires companies to include these expanded disclosures in interim financial statements and addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. The Company adopted this guidance as of April 1, 2009 and the adoption did not have a material impact on the Company’s financial results and disclosures included within Notes to Financial Statements.

In April 2009, the FASB issued authoritative guidance (included in ASC Topic 820, “Fair Value Measurements and Disclosures”) that clarifies the determination of fair value when a market is not active and if a transaction is not orderly. In addition, this guidance amends previous GAAP to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period and defines “major categories” consistent with those described in previously existing GAAP. The Company adopted this guidance as of April 1, 2009 and the adoption did not have a material impact on the Company’s financial results and disclosures included within Notes to Financial Statements.

3.           Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following as of December 31 (in thousands):

	2009	2008
Current:
Dividend set aside account	$18,235	$13,279
Debt service reserve fund	19,212	9,602
	$37,447	$22,881

Restricted cash and investments are invested in money-market accounts holding U.S. government securities.

Other investments consist of auction rate securities with a carrying value of $19.6 million and $14.1 million at December 31, 2009 and 2008, respectively. The auction rate investments earned interest at 2.23% and 2.51% at December 31, 2009 and 2008, respectively. The investments have a remaining weighted average maturity of 21 years and are classified as available-for-sale securities.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at December 31, 2009 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated AA- and A by Standard & Poor’s at December 31, 2009. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At December 31, 2009, the Company’s pre-tax temporary impairment of the auction rate securities totaled $1.8 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at December 31, 2009.

4.           Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31(in thousands):

	2009	2008
Hydroelectric power facility	$432,349	$431,666
Office and building structures	1,229	1,222
Transportation and other equipment	2,745	2,511
Total operating assets	436,323	435,399
Accumulated depreciation	(175,744)	(153,914)
Property, plant and equipment, net	$260,579	$281,485

5.           Long-Term Debt

CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of long-term debt. At December 31, 2009 and 2008, long-term debt outstanding was $17.2 million and $30.9 million, respectively. Final payment of the Company’s long-term debt is due November 2010. For the year ended December 31, 2009, the long-term debt had an effective interest rate of 14.8%, inclusive of bond issue cost amortization.

The long-term debt is secured by an assignment of all revenue that will be received from the Casecnan Project, a collateral assignment of all material contracts, a pledge of 100% of the capital stock of the Company and a lien on all other material assets and property interests of the Company.

The debt covenants contain certain restrictions as to incurrence of additional indebtedness; merger, consolidation, dissolution, or any significant change in corporate structure; non-arm’s length transactions or agreements with affiliates; and sale, lease, or transfer of properties material to the Casecnan Project, among others.

6.           Income Taxes

During the years ended December 31, 2009, 2008 and 2007, CE Casecnan incurred $23.3 million, $28.2 million and $4.6 million, respectively, of income tax expense. Prior to the December 11, 2007, expiration of the income tax holiday granted to the Company by the Philippine Board of Investments, income taxes were incurred only on interest income earned outside the Philippines and on other income not covered by the income tax holiday. The Company’s taxable income from December 11, 2007 forward is subject to income tax at the current Philippine statutory rate.

A reconciliation of the Philippine statutory income tax rate to the effective income tax rate applicable to income before income tax expense for the years ended December 31 follows:

	2009	2008	2007

Philippine statutory income tax rate	30%	35%	35%
Income tax holiday	-	-	(30)
Optional standard deduction	(10)	(7)	-
Effective income tax rate	20%	28%	5%

The Company’s deferred income tax asset of $4.8 million and $7.0 million as of December 31, 2009 and 2008, respectively, consists mainly of the difference between the financial reporting basis and the income tax reporting basis for development and construction costs.

7.           Related Party Transactions

In the normal course of business, the Company transacts with related parties on commercial terms comparable to transactions with third parties. The payable to affiliates was $2.8 million and $2.7 million at December 31, 2009 and 2008, respectively. Costs incurred by the Company in transactions with related parties amounted to $1.8 million for each of the years ended December 31, 2009 and 2008 and $1.4 million for the year ended December 31, 2007, and consist primarily of cost allocations.

As of December 31, 2008, the Company had outstanding $7.1 million of unsecured subordinated notes payable (the “Notes”) to CE Casecnan Ltd., a shareholder. The Notes had a maturity of November 1, 2015, and bore an interest rate consisting of London Interbank Offer Rate (“LIBOR”) plus 5.25%. The Notes were redeemable at any time prior to maturity upon demand from CE Casecnan Ltd. and on February 5, 2009, CE Casecnan repaid the outstanding Notes in full. Interest expense on the Notes was $0.1 million, $1.8 million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.           Employee Benefit Plan

CE Casecnan sponsors a defined benefit pension plan that covers all of its employees. The following table provides certain information relative to CE Casecnan’s defined benefit pension plan (dollars in thousands).

Number of employees covered	41

Net period benefit cost for the year ended December 31, 2009	$154

Funded status at December 31, 2009:
Plan assets at fair value	$624
Less – Benefit obligation	450
$174

9.           Commitments and Contingencies

Shareholder Litigation

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco, against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. In January 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of the Company, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. The issues relating to the exercise of the buy-up right were decided by the court and in June 2009, LPG exercised its buy-up rights with respect to the remaining 5% ownership interest in a transaction between shareholders that did not have any impact on the Company’s results of operations. In October 2009, the court issued a Final Judgment declaring that after the buy up LPG was a 15% shareholder. The Final Judgment was appealed on January 13, 2010 in the Superior Court of the State of California, City and County of San Francisco. On appeal, CE Casecnan, Ltd. will argue that LPG is only entitled to a 10% interest in the project company, and will challenge the computation of the buy-up price for the still-disputed 5% interest.

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase up to 15% of the shares in the Company. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase up to 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. The parties have completed discovery and a trial has been set to begin in March 2010. The impact, if any, of this litigation on the Company cannot be determined at this time.

Supplemental Real Property Tax

In July 2008, CE Casecnan received a supplemental real property tax assessment totaling $28.6 million from the province of Nueva Ecija and the municipality of Pantabangan for the tax years 2002 through the second quarter of 2008. Subsequent amendments of the supplemental assessment to reflect additional taxable periods in 2008 and 2009 increased the assessment to $32.5 million. CE Casecnan forwarded the assessment to NIA and the Philippine Department of Finance (“DOF”), which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In December 2008, pursuant to written authorization from NIA and DOF, CE Casecnan tendered $6.8 million as partial payment of the supplemental assessment and recorded a receivable of an equal amount for the expected full reimbursement to CE Casecnan from NIA. The $6.8 million partial payment was reimbursed by NIA in July 2009. In January 2009, CE Casecnan filed a protest on the supplemental assessment which the provincial treasurer failed to resolve timely and in May 2009, filed an appeal with the Local Board of Assessment Appeals. In October 2009, pursuant to written authorization from NIA and DOF, CE Casecnan paid under protest $5.0 million to the province of Nueva Ecija. A receivable of an equal amount was accrued as of December 31, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. The $5.0 million payment was reimbursed by NIA in January 2010. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Ecija to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

In March 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In May 2009, upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals. In November 2009, CE Casecnan paid $16.1 million to the province of Nueva Vizcaya pursuant to an interim agreement between CE Casecnan and the province of Nueva Vizcaya which provides for a cessation of collection efforts by the province of Nueva Vizcaya until a final determination of taxable value is rendered. A receivable of an equal amount was accrued as of December 31, 2009 to reflect the expected full reimbursement to CE Casecnan from NIA. Reimbursement from NIA is due in the second quarter of 2010. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Vizcaya to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. The next hearing date is set for February 24, 2010. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

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

The Company has investments in money market mutual funds that are accounted for as available-for-sale securities, are stated at fair value and are presented as cash and cash equivalents and restricted cash and investments on the Balance Sheets. The fair value of these securities was $52.0 million and $34.1 million as of December 31, 2009 and 2008, respectively. The fair value is determined by using the quoted market price or net asset value of the identical security in its principal market. As such, the Company considers these securities to be valued using Level 1 inputs.

Additionally, the Company has auction rate securities that are measured at fair value and are presented as other investments on the Balance Sheets. The fair value of the Company’s investments in auction rate securities, where there is no current liquid market, is determined using internally developed discounted cash flow pricing models based on available observable market data and the Company’s judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset. As such, the Company considers these securities to be valued using Level 3 inputs. The following table reconciles the beginning and ending balances of the Company’s auction rate securities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31(in thousands):

	2009	2008
Beginning balance	$14,096	$21,409
Changes in fair value recognized in other comprehensive loss, net	5,476	(7,313)
Ending balance	$19,572	$14,096

The Company’s long-term debt is carried at cost on the Financial Statements. The fair value of the Company’s long-term debt has been estimated based upon quoted market prices. The following table presents the carrying amount and estimated fair value of the Company’s long-term debt as of December 31 (in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$17,150	$17,893	$30,870	$31,372

11.         Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of the following components as of December 31 (in thousands):

	2009	2008

Unrecognized amounts on retirement benefits, net of tax of $117 and $-	$273	$-
Unrealized losses on marketable securities, net of tax of $(551) and $(2,194)	(1,286)	(5,119)
Total accumulated other comprehensive loss, net	$(1,013)	$(5,119)

12.         Operating Lease Rentals and Service Income

The following is the minimum lease rentals and service income to be received in the next five years and thereafter on the noncancelable operating lease as of December 31, 2009 (in thousands):

Years Ended December 31,	Amount

2010	$88,049
2011	88,049
2012	88,049
2013	88,049
2014	88,049
2015 – 2021	616,343

Total lease rentals and service income received was $146.9 million, $137.6 million and $124.7 million in 2009, 2008 and 2007, respectively,  including variable lease rentals and service income of $59.0 million, $49.6 million and $36.7 million, respectively.

13.         Unaudited Quarterly Operating Results

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Revenue	$23,499	$32,433	$50,609	$40,371
Operating income	16,036	24,424	42,650	31,047
Net income	12,606	19,567	34,571	26,595

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands)
Revenue	$28,894	$28,757	$38,685	$41,302
Operating income	21,273	20,819	30,278	31,832
Net income	12,861	13,346	19,848	27,780

Operating results reflect seasonal variations in rainfall and resulting water delivery and energy production.

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).        Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control - Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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
February 23, 2010

Item 9B.                 Other Information

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

Directors of the Company are elected annually and hold office until a successor is elected. Executive officers are chosen from time to time by vote of the Board of Directors. Pursuant to the terms of the shareholder agreement, CE Casecnan Ltd. is entitled to elect seven of the directors, and each minority investor is entitled to elect one director. Set forth below is certain information, as of January 31, 2010, with respect to the current directors and executive officers of the Company:

Douglas L. Anderson	51	Director and Chairman
Joseph L. Sullivan	55	Director, President and General Manager
Patrick J. Goodman	43	Director, Senior Vice President and Chief Financial Officer
P. Eric Connor	61	Director
Brian K. Hankel	47	Vice President and Treasurer
Scott LaPrairie	52	Director
Mitchell L. Pirnie	51	Vice President and General Counsel
Eulogio Wilfredo G. Sarmago	48	Director
Trinity S. Gatuz	43	Director and Vice President
Ma. Winnie R. Lardizabal	31	Director and Head of Legal and Compliance
Suzy Lyn A. Bayona-Salova	34	Director and Head of Accounting
Maria Cristina J. Macasaet-Acaban	36	Corporate Secretary

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

P. Eric Connor. In addition to serving as a Director of the Company, since 2009, Mr. Connor has been the chairman and chief executive officer of NetJets Transportes Aéreos, SA, an affiliate of the Company. From 2003 to 2009, Mr. Connor served as Senior Vice President and Chief Procurement Officer of MEHC. From 1999 to 2003, Mr. Connor served as President and Chief Operating Officer of Northern Electric, plc, an affiliate of the Company.

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

Ma. Winnie R. Lardizabal. In addition to serving as a Director of the Company, Ms. Lardizabal has been Head of Legal and Compliance for the Company since April 2009. Ms. Lardizabal also serves as director and legal counsel for certain other affiliates of the Company. From 2004 to 2009, Ms. Lardizabal worked as Senior Associate of Puno and Puno Law Offices.

Suzy Lyn A. Bayona-Salova. In addition to serving as a Director of the Company, Ms. Bayona-Salova has served as Head of Accounting since 2008 and as Senior Accountant to the Company and certain affiliates since 2002.

Maria Cristina J. Macasaet-Acaban. In addition to serving as Corporate Secretary for the Company, Ms. Macasaet-Acaban is a partner in the Corporate and Commercial Practice Group of Quisumbing Torres. Ms. Macasaet-Acaban has been with Quisumbing Torres since 1999.

Audit Committee Matters

During the year ended December 31, 2009, and as of the date of this Annual Report on Form 10-K, the Company’s Board of Directors had no committees, including any audit committee.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, its principal financial and accounting officer, or persons acting in such capacities, and certain other covered officers. The code of ethics is incorporated by reference in the exhibits to this Annual Report on Form 10-K.

Item 11.              Executive Compensation

None of our executive officers or directors receive compensation from us for services as officers or directors. All directors are reimbursed for their expenses in attending board and committee meetings.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Description of Capital Stock

Our authorized capital stock consists of 2,148,000 shares of common stock, par value one Philippine peso ($0.038) per share (the “Common Stock”), of which 767,162 shares are outstanding. There is no public trading market for the Common Stock. As of January 31, 2010, there were 11 holders of record of the Common Stock. Holders of Common Stock are entitled to one vote per share on any matter coming before the shareholders for a vote. The Trust Indenture contains certain restrictions on the payment of dividends with respect to the Common Stock.

Principal Shareholders

The following table sets forth certain information regarding beneficial ownership of our shares of Common Stock held by each of our directors, executive officers and all of our directors and executive officers as a group as of January 31, 2010:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned*	Percentage of Class
CE Casecnan II, Inc.	537,005	70% (1)
CE Casecnan Ltd.	115,074	15% (2) (3)
LaPrairie Group Contractors	115,074	15% (2)

*	In addition, each director owns one share of Common Stock as required by Philippine law.

(1)
In April 2003, CE Casecnan Ltd., a Bermuda registered corporation assigned shares in CE Casecnan to CE Casecnan II, Inc., a Philippine corporation. CE Casecnan Ltd. and CE Casecnan II, Inc. are indirect, wholly-owned subsidiaries of MEHC.

(2)	Refer to Note 9 of Notes to Financial Statements included in Item 8 of this Form 10-K for additional information regarding shareholder litigation.

(3)
Includes rights to 115,000 shares, which rights were purchased from San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in 1998. The 115,000 shares are subject to the ownership adjustment mechanism in the shareholder agreement. San Lorenzo retained an option to repurchase the 115,000 shares, if any, remaining after such ownership adjustment. Refer to Note 9 of Notes to Financial Statements included in Item 8 of this Form 10-K for additional information regarding shareholder litigation.

Item 13.              Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.              Principal Accountant Fees and Services

On September 12, 2008, Isla Lipana & Co. resigned as the independent registered public accounting firm of the Company. On October 2, 2008, the Company’s Board of Directors approved the appointment of Manabat Delgado Amper & Co. (a Deloitte Touche Tohmatsu member firm) as its new independent registered public accounting firm.

The following table shows the Company’s fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche, LLP, the member firms of Deloitte Touche Tohmatsu, including Manabat Delgado Amper & Co., and their respective affiliates (collectively, the “Deloitte Entities”) for the year ended December 31, 2009 and for the three-month period ended December 31, 2008, and Isla Lipana & Co., (a PricewaterhouseCoopers member firm) for the nine-month period ended September 30, 2008 (in thousands):

		Three-Month	Nine-Month
	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	September 30,
	2009	2008	2008

Audit fees (1)	$176	$144	$23
Audit-related fees (2)	-	-	36
Tax fees (3)	-	-	-
All other fees	-	-	-
Total aggregate fees billed	$176	$144	$59

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

The audit committee of MEHC reviewed and approved the services rendered by the Deloitte Entities in and for fiscal 2009 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant’s independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require approval in advance by the audit committee in order to assure that such services do not impair the principal accountant’s independence from the Company. Accordingly, the audit committee of MEHC has an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) that sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee of MEHC prior to being performed. The Policy does not delegate to management the MEHC audit committee’s responsibilities to pre-approve services performed by the principal accountant.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(i) Financial Statements

Financial Statements are included in Item 8.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2010.

CE CASECNAN WATER AND ENERGY COMPANY, INC.

By:	/s/ * Joseph L. Sullivan
Joseph L. Sullivan
President and General Manager
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph L. Sullivan*	Director, President and General Manager	February 23, 2010
Joseph L. Sullivan	(principal executive officer)

/s/ Patrick J. Goodman*	Director, Senior Vice President and Chief Financial Officer	February 23, 2010
Patrick J. Goodman	(principal financial and accounting officer)

/s/ Douglas L. Anderson	Director and Chairman	February 23, 2010
Douglas L. Anderson

/s/ Eulogio Wilfredo G. Sarmago*	Director	February 23, 2010
Eulogio Wilfredo G. Sarmago

/s/ Trinity S. Gatuz*	Director and Vice President	February 23, 2010
Trinity S. Gatuz

/s/ Ma. Winnie R. Lardizabal*	Director and Head of Legal and Compliance	February 23, 2010
Ma.Winnie R. Lardizabal

/s/ Suzy Lyn A. Bayona-Salova*	Director and Head of Accounting	February 23, 2010
Suzy Lyn A. Bayona-Salova

/s/ P. Eric Connor*	Director	February 23, 2010
P. Eric Connor

Scott LaPrairie	Director	February 23, 2010

*By: /s/ Douglas L. Anderson	Attorney-in-Fact	February 23, 2010
Douglas L. Anderson

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-4, as amended, dated January 25, 1996 (“Form S-4”)).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 the Company’s Form S-4).

4.1(a)	Trust Indenture, dated as of November 27, 1995, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit 4.1(a) the Company’s Form S-4).

4.1(b)	First Supplemental Indenture, dated as of April 10, 1996, between Chemical Trust Company of California and the Company (incorporated by reference to Exhibit 4.1(b) to the Company’s Form S-4).

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

4.5
Deposit and Disbursement Agreement, dated as of November 27, 1995, by and among the Company, Chemical Trust Company of California, Kiewit Energy Company and the Company (incorporated by reference to the Company’s Form S-4).

4.6
Consent of National Irrigation Administration, dated as of November 10, 1995, to the assignment of the Amended and Restated Casecnan Project Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4).

4.7
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

24.1	Power of Attorney

Exhibit No.	Description

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.