Form 10-Q
period 2010-03-31
CE CASECNAN WATER & ENERGY CO INC
filed 2010-05-06
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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
Yes  No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of May 5, 2010, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I

PART II

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of March 31, 2010, and the related statements of operations, cash flows, and changes in shareholders’ equity for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of CE Casecnan Water and Energy Company, Inc. as of December 31, 2009, and the related statements of operations, cash flows, and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 23, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Manabat Delgado Amper & Co.

Manabat Delgado Amper & Co.
Member Firm of Deloitte & Touche
Makati City, Philippines
May 6, 2010

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	March 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$14,787	$20,068
Restricted cash and investments	41,535	37,447
Receivables, net	28,413	34,189
Other current assets	7,910	9,027
Total current assets	92,645	100,731

Property, plant and equipment, net	255,334	260,579
Other investments	19,915	19,572
Deferred income taxes	4,608	4,802
Other	49	68
Total assets	$372,551	$385,752

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,014	$1,670
Dividends payable	17,325	15,775
Accrued interest	769	256
Accrued property, income and other taxes	11,095	9,098
Payable to affiliates	5,106	2,802
Current portion of long-term debt	17,150	17,150
Total current liabilities	52,459	46,751

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	197,029	216,178
Accumulated other comprehensive loss, net	(773)	(1,013)
Total shareholders’ equity	320,092	339,001
Total liabilities and shareholders’ equity	$372,551	$385,752

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009

Revenue - Lease rentals and service contracts	$22,014	$23,499

Operating expenses:
Depreciation	5,483	5,494
Plant operations and other operating expenses	2,400	1,969
Total operating expenses	7,883	7,463

Operating income	14,131	16,036

Other income (expense):
Interest expense	(531)	(1,016)
Interest income	151	250
Other, net	1,263	693
Total other income (expense)	883	(73)

Income before income tax expense	15,014	15,963

Income tax expense	3,163	3,357

Net income	$11,851	$12,606

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$11,851	$12,606
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,483	5,494
Amortization of bond issue costs	19	39
Provision for deferred income taxes	91	85
Changes in other operating assets and liabilities:
Receivables, net	5,776	2,058
Other current assets	1,117	(549)
Accounts payable and other accrued liabilities	(656)	(704)
Accrued interest	513	(1,684)
Accrued property, income and other taxes	1,997	2,972
Net cash flows from operating activities	26,191	20,317

Cash flows from investing activities:
Capital expenditures	(238)	(360)
Increase in restricted cash and investments	(4,088)	(9,207)
Net cash flows from investing activities	(4,326)	(9,567)

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	2,304	(128)
Repayment of notes payable	-	(7,115)
Dividends paid	(29,450)	(9,500)
Net cash flows from financing activities	(27,146)	(16,743)

Net change in cash and cash equivalents	(5,281)	(5,993)
Cash and cash equivalents at beginning of period	20,068	49,350
Cash and cash equivalents at end of period	$14,787	$43,357

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2009	767	$29	$123,807	$221,839	$(5,119)	$340,556
Net income	-	-	-	12,606	-	12,606
Other comprehensive income	-	-	-	-	508	508
Dividends declared	-	-	-	(10,000)	-	(10,000)
Balance, March 31, 2009	767	$29	$123,807	$224,445	$(4,611)	$343,670

Balance, January 1, 2010	767	$29	$123,807	$216,178	$(1,013)	$339,001
Net income	-	-	-	11,851	-	11,851
Other comprehensive income	-	-	-	-	240	240
Dividends declared	-	-	-	(31,000)	-	(31,000)
Balance, March 31, 2010	767	$29	$123,807	$197,029	$(773)	$320,092

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(in U.S. dollars, unless indicated otherwise)

(1)	General

CE Casecnan Water and Energy Company, Inc. (the “Company” or “CE Casecnan”) is a privately held Philippine corporation formed indirectly by MidAmerican Energy Holdings Company (“MEHC”) and was registered with the Philippine Securities and Exchange Commission on September 21, 1994. The Company is 70% owned by CE Casecnan II, Inc., an indirect wholly owned subsidiary of MEHC, and 30% owned by third parties, subject to motions to vacate, modify or grant a new trial and to appeal. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc.

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s  rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 describes the most significant accounting policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2010.

(2)	Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	As of
	March 31,	December 31,
	2010	2009

Dividend set aside account	$22,316	$18,235
Debt service reserve fund	19,219	19,212
	$41,535	$37,447

Restricted cash and investments are invested in money-market accounts holding U.S. government securities.

Other investments consist of auction rate securities with a carrying value of $19.9 million and $19.6 million at March 31, 2010 and December 31, 2009, respectively. The auction rate securities earned interest of 2.25% and 2.23% at March 31, 2010 and December 31, 2009, respectively, have a remaining weighted average maturity of 21 years and are classified as available-for-sale securities.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at March 31, 2010 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated A+ and A by Standard & Poor’s at March 31, 2010. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At March 31, 2010, the Company’s pre-tax temporary impairment of the auction rate securities totaled $1.5 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at March 31, 2010.

(3)	Income Taxes

A reconciliation of the Philippine statutory income tax rate to the effective income tax rate applicable to income before income tax expense follows:

	Three-Month Periods
	Ended March 31,
	2010	2009

Philippine statutory income tax rate	30%	30%
Optional standard deduction	(9)	(9)
Effective income tax rate	21%	21%

The Company’s deferred income tax asset of $4.6 million and $4.8 million as of March 31, 2010 and December 31, 2009, respectively, consists mainly of the difference between the financial reporting basis and the income tax reporting basis for development and construction costs.

(4)	Related Party Transactions

In the normal course of business, the Company transacts with related parties on commercial terms comparable to transactions with third parties. The payable to affiliates was $5.1 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively, and consists primarily of accrued interest on declared and unpaid dividends. Costs incurred by the Company in transactions with related parties amounted to $0.4 million for each of the three-month periods ended March 31, 2010 and 2009, and consist primarily of cost allocations.

As of December 31, 2008, the Company had outstanding $7.1 million of unsecured subordinated notes payable (the “Notes”) to CE Casecnan Ltd., a shareholder. The Notes had a maturity of November 1, 2015, and bore an interest rate consisting of the London Interbank Offer Rate plus 5.25%. The Notes were redeemable at any time prior to maturity upon demand from CE Casecnan Ltd and on February 5, 2009, CE Casecnan repaid the outstanding Notes in full. Interest expense on the Notes was $- million and $0.1 million for the three-month periods ended March 31, 2010 and 2009, respectively.

(5)	Commitments and Contingencies

Shareholder Litigation

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd. advised the minority shareholder of the Company, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco (the “Superior Court”), against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the NIA arbitration. In January 2006, the Superior Court entered a judgment in favor of LPG against CE Casecnan Ltd. regarding the calculation of the proforma financial projections. Pursuant to the judgment, 15% of the distributions of the Company was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, LPG retained ownership of 10% of the shares of the Company, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. The issues relating to the exercise of the buy-up right were decided by the Superior Court and in June 2009, LPG exercised its buy-up rights with respect to the remaining 5% ownership interest in a transaction between shareholders that did not have any impact on the Company’s results of operations. In October 2009, the Superior Court issued a judgment declaring that after the buy-up LPG was a 15% shareholder. The judgment was appealed in January 2010. Briefs will be filed in the second quarter in which CE Casecnan Ltd. will argue that LPG is only entitled to a 10% interest in the project company, and will challenge the computation of the buy-up price for the still-disputed 5% interest. The appeal is expected to conclude in 2011. In April 2010, the Superior Court issued a tentative decision denying the remainder of LPG’s claims, including LPG’s claim for punitive damages.

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska (the “District Court”), seeking a declaratory judgment as to San Lorenzo’s right to repurchase up to 15% of the shares in the Company. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase up to 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends previously paid on such shares. In March 2010, after a two-week jury trial, the judge declined to submit the claims and defenses in the case to the jury. Instead, the judge issued a written order in April 2010, which management believes is based on the findings of the Superior Court in the California litigation involving LPG discussed above. The order finds that San Lorenzo was entitled to be a 15% shareholder of the Company effective March 30, 2002. The Superior Court subsequently issued an order in the California litigation which management believes contradicts the April 2010 order issued by the District Court. MEHC filed motions to vacate or modify the order of the District Court or to grant a new trial based on errors in the proceeding and in light of the Superior Court order in the California litigation based on the same facts. MEHC also filed a motion asking the judge to recuse himself from further proceedings in the case due to his decision to not submit the claims and defenses to the jury and comments he made prior to his April 2010 order that he was not an expert in contract law and that the case would have been better served in a commercial court that handled exclusively contracts. A hearing on the motions is scheduled for May 10, 2010. In the event the Nebraska order is not vacated or modified or if a new trial is not granted, the ruling will be appealed.

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

In March 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In May 2009, upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals. In November 2009, CE Casecnan paid $16.1 million to the province of Nueva Vizcaya pursuant to an interim agreement between CE Casecnan and the province of Nueva Vizcaya which provides for a cessation of collection efforts by the province of Nueva Vizcaya until a final determination of taxable value is rendered. The Company has recorded a receivable to reflect the expected full reimbursement to CE Casecnan from NIA. NIA reimbursed CE Casecnan $10.0 million in May 2010 and the remaining balance of $6.1 million is expected to be received in the second quarter of 2010. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Vizcaya to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. The next hearing date is set for June 9, 2010. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

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

(6)	Fair Value Measurements

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

The Company has investments in money market mutual funds that are accounted for as available for sale securities, are stated at fair value and are presented as cash and cash equivalents and restricted cash and investments on the Balance Sheets. The fair value of these securities was $49.5 million and $52.0 million as of March 31, 2010 and December 31, 2009, respectively. The fair value is determined by using the quoted market price or net asset value of the identical security in its principal market. As such, the Company considers these securities to be valued using Level 1 inputs.

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

	Three-Month Periods Ended March 31,
	2010	2009

Beginning balance	$19,572	$14,096
Unrealized gains included in other comprehensive income	343	726
Ending balance	$19,915	$14,822

The Company’s long-term debt is carried at cost in the Financial Statements. The fair value of the Company’s long-term debt has been estimated based upon quoted market prices. The following table presents the carrying amount and estimated fair value of the Company’s long-term debt (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$17,150	$17,625	$17,150	$17,893

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income consists of the following components (in thousands):

	Three-Month Periods
	Ended March 31,
	2010	2009

Net income	$11,851	$12,606
Other comprehensive income – unrealized gains on marketable securities, net of tax of $103 and $218	240	508
Comprehensive income	$12,091	$13,114

Accumulated other comprehensive loss, net consists of the following components (in thousands):

	As of
	March 31,	December 31,
	2010	2009

Unrecognized amounts on retirement benefits, net of tax of $117 and $117	$273	$273
Unrealized losses on marketable securities, net of tax of $(448) and $(551)	(1,046)	(1,286)
Total accumulated other comprehensive loss, net	$(773)	$(1,013)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of CE Casecnan Water and Energy Company, Inc. (“CE Casecnan” or the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Financial Statements and Notes to Financial Statements in Item 1 of this Form 10-Q. The Company’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast” and similar terms. These statements are based upon the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

•	changes in weather conditions that could affect operating revenue;

•	general economic, political and business conditions in the Philippines and throughout the world;

•	changes in governmental, legislative or regulatory requirements in the Philippines, including those pertaining to taxes, affecting the Company or the power generation industry;

•	availability of qualified personnel;

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	other risks or unforeseen events, including litigation, wars, the effects of terrorism and other catastrophic events; and

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

Results of Operations for the Three-Month Periods Ended March 31, 2010 and 2009

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

For contract years from December 25, 2008 through the end of the Cooperation Period, guaranteed water delivery fees are $51.7 million, calculated as the annual minimum water delivery threshold of 700.0 million cubic meters multiplied by $0.07381.

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

The Company earns variable energy delivery fees in each contract year based upon actual energy delivered in excess of 228.0 GWh, multiplied by the applicable rate, until cumulative energy of 490.0 GWh per year are delivered. The variable energy delivery rate is $0.1132 per kWh for the contract year ending December 25, 2009, escalating at 1% per annum. Energy deliveries between 490.0 GWh and 550.0 GWh within a contract year earn variable energy delivery fees at a rate of 1.0 Philippine peso per kWh, escalating at 1% per annum. Energy deliveries above 550.0 GWh per year are at no cost to NIA. Within each contract year, no variable energy delivery fees are payable until energy in excess of the cumulative 19.0 GWh per month for the contract year to date has been delivered.

The following table provides certain operating data of the Casecnan Project:

	First Quarter
	2010	2009
Electricity produced (GWh)	31.4	65.8
Water delivered (million cubic meters)	53.0	111.9

The Company’s water and energy fees are as follows (in millions):

	First Quarter
	2010	2009
Water delivery fees	$12.9	$12.8
Energy delivery fees	9.1	10.7
Total water and energy fees	$22.0	$23.5

Revenue decreased $1.5 million for 2010 compared to 2009 due to lower variable energy fees resulting from a moderate El Niño weather condition which reduced rainfall in the Casecnan watershed and resulted in lower electricity production during 2010. The weather condition is expected to continue through the first half of 2010.

Plant operations and other operating expenses increased $0.4 million for 2010 compared to 2009 due primarily to higher general and administrative expenses.

Interest expense decreased $0.5 million for 2010 compared to 2009 due to lower outstanding debt balances resulting from the scheduled repayment of long-term debt and the repayment of notes payable.

Other, net increased $0.6 million for 2010 compared to 2009 due to higher allocable output value added tax and the impact of foreign currency exchange rates on peso-denominated transactions.

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

The Company’s cash and cash equivalents were $14.8 million as of March 31, 2010, compared to $20.1 million as of December 31, 2009.

Cash Flows from Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2010 and 2009 were $26.2 million and $20.3 million, respectively. The increase in 2010 was primarily due to the full reimbursement by NIA of $5.0 million paid by the Company to the province of Nueva Ecija in October 2009 and higher revenue collections resulting from higher water delivery fees and energy delivery fees in December 2009.

Cash Flows from Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2010 and 2009 were $(4.3) million and $(9.6) million, respectively. In 2010, the Company deposited $4.1 million of declared and unpaid dividends and interest into the escrow account. In 2009, the Company increased its restricted cash and investments balance by $8.7 million to cover the scheduled May 15, 2009 repayment obligations on the Company’s long-term debt.

Cash Flows from Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2010 and 2009 were $(27.1) million and $(16.7) million, respectively. In 2010, the Company paid $29.5 million of dividends on common stock. In 2009, the Company repaid the remaining $7.1 million of notes payable to CE Casecnan Ltd. and paid $9.5 million of dividends on common stock.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at March 31, 2010 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The securities are rated A+ and A by Standard & Poor’s at March 31, 2010. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At March 31, 2010, the Company’s pre-tax temporary impairment of the auction rate securities totaled $1.5 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at March 31, 2010.

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

In March 2009, CE Casecnan received a supplemental real property tax assessment totaling $36.5 million from the province of Nueva Vizcaya for the tax years 2002 to 2009. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for real property taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In May 2009, upon instructions from NIA, CE Casecnan filed an appeal of the supplemental assessment with the Local Board of Assessment Appeals. In November 2009, CE Casecnan paid $16.1 million to the province of Nueva Vizcaya pursuant to an interim agreement between CE Casecnan and the province of Nueva Vizcaya which provides for a cessation of collection efforts by the province of Nueva Vizcaya until a final determination of taxable value is rendered. The Company has recorded a receivable to reflect the expected full reimbursement to CE Casecnan from NIA. NIA reimbursed CE Casecnan $10.0 million in May 2010 and the remaining balance of $6.1 million is expected to be received in the second quarter of 2010. Discussions continue among CE Casecnan, NIA, DOF and the province of Nueva Vizcaya to resolve the supplemental real property tax assessment. No further liability for supplemental real property tax has been recognized as the Company believes that the claim is without merit.

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. The next hearing date is set for June 9, 2010. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

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

Contractual Obligations

Subsequent to December 31, 2009, there were no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the allowance for doubtful accounts and auction rate securities – measurement principles. For additional discussion of the Company’s critical accounting estimates, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s critical accounting estimates have not changed materially since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s exposure to market risk and its management of such risk has not changed materially since December 31, 2009.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company’s risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: May 6, 2010	/s/ Patrick J. Goodman
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