Form 10-Q
period 2010-09-30
CE CASECNAN WATER & ENERGY CO INC
filed 2010-11-05
CIK 1006402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes  No ☒

All of the shares of common equity of CE Casecnan Water and Energy Company, Inc. are privately held by a limited group of investors. As of November 5, 2010, the number of outstanding shares of $0.038 par value common stock was 767,162.

TABLE OF CONTENTS

PART I
PART II

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CE Casecnan Water and Energy Company, Inc.

We have reviewed the accompanying balance sheet of CE Casecnan Water and Energy Company, Inc. (the “Company”) as of September 30, 2010, and the related statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and of cash flows and changes in shareholders’ equity for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2010

CE CASECNAN WATER AND ENERGY COMPANY, INC.
BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	As of
	September 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$23,748	$20,068
Restricted cash and investments	46,523	37,447
Receivables, net	16,216	34,189
Other current assets	7,192	9,027
Total current assets	93,679	100,731

Property, plant and equipment, net	245,109	260,579
Other investments	19,027	19,572
Deferred income taxes	4,692	4,802
Other	12	68
Total assets	$362,519	$385,752

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$649	$1,670
Dividends payable	22,535	15,775
Accrued interest	384	256
Accrued property, income and other taxes	4,615	9,098
Payable to affiliates	5,979	2,802
Current portion of long-term debt	8,575	17,150
Total current liabilities	42,737	46,751

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock – 2,148,000 shares authorized, one Philippine peso ($0.038) par value; 767,162 shares issued and outstanding	29	29
Additional paid-in capital	123,807	123,807
Retained earnings	197,340	216,178
Accumulated other comprehensive loss, net	(1,394)	(1,013)
Total shareholders’ equity	319,782	339,001
Total liabilities and shareholders’ equity	$362,519	$385,752

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue - Lease rentals and service contracts	$25,423	$50,609	$69,450	$106,541
Operating expenses:
Depreciation	5,525	5,458	16,492	16,452
Plant operations and other operating expenses	2,552	2,501	7,299	6,979
Total operating expenses	8,077	7,959	23,791	23,431

Operating income	17,346	42,650	45,659	83,110

Other income (expense):
Interest expense	(275)	(756)	(1,209)	(2,630)
Interest income	202	193	511	612
Other, net	1,390	923	3,088	2,354
Total other income (expense)	1,317	360	2,390	336

Income before income tax expense	18,663	43,010	48,049	83,446

Income tax expense	3,798	8,439	9,837	16,702

Net income	$14,865	$34,571	$38,212	$66,744

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine-Month Periods
	Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$38,212	$66,744
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	16,492	16,452
Amortization of bond issue costs	56	116
Provision for deferred income taxes	220	389
Changes in other operating assets and liabilities:
Receivables, net	17,973	(27,785)
Other current assets	1,835	217
Accounts payable and other accrued liabilities	(967)	(952)
Accrued interest	128	(1,991)
Accrued property, income and other taxes	(4,483)	25,939
Net cash flows from operating activities	69,466	79,129

Cash flows from investing activities:
Capital expenditures	(1,022)	(766)
Increase in restricted cash and investments	(9,076)	(1,312)
Net cash flows from investing activities	(10,098)	(2,078)

Cash flows from financing activities:
Increase (decrease) in payable to affiliates	3,177	(77)
Repayment of long-term debt	(8,575)	(6,860)
Repayment of notes payable	-	(7,115)
Dividends paid	(50,290)	(24,700)
Net cash flows from financing activities	(55,688)	(38,752)

Net change in cash and cash equivalents	3,680	38,299
Cash and cash equivalents at beginning of period	20,068	49,350
Cash and cash equivalents at end of period	$23,748	$87,649

The accompanying notes are an integral part of these financial statements.

CE CASECNAN WATER AND ENERGY COMPANY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands)

					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss, net	Total

Balance, January 1, 2009	767	$29	$123,807	$221,839	$(5,119)	$340,556
Net income	-	-	-	66,744	-	66,744
Other comprehensive income	-	-	-	-	3,351	3,351
Dividends declared	-	-	-	(26,000)	-	(26,000)
Balance, September 30, 2009	767	$29	$123,807	$262,583	$(1,768)	$384,651

Balance, January 1, 2010	767	$29	$123,807	$216,178	$(1,013)	$339,001
Net income	-	-	-	38,212	-	38,212
Other comprehensive loss	-	-	-	-	(381)	(381)
Dividends declared	-	-	-	(57,050)	-	(57,050)
Balance, September 30, 2010	767	$29	$123,807	$197,340	$(1,394)	$319,782

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s  rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Financial Statements as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and 2009. The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 describes the most significant accounting policies used in the preparation of the Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2010.

(2)	Restricted Cash and Investments and Other Investments

Restricted cash and investments consist of the following (in thousands):

	As of
	September 30,	December 31,
	2010	2009

Dividend set aside account	$28,343	$18,235
Debt service reserve fund	18,180	19,212
	$46,523	$37,447

Restricted cash and investments are invested in United States treasury bills and money-market accounts holding United States government securities. Other investments consist of auction rate securities with a carrying value of $19.0 million and $19.6 million at September 30, 2010 and December 31, 2009, respectively. The auction rate securities earned interest of 2.29% and 2.23% at September 30, 2010 and December 31, 2009, respectively, have a remaining weighted average maturity of 20 years and are classified as available-for-sale securities.

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at September 30, 2010, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At September 30, 2010, the Company’s pre-tax temporary impairment of the auction rate securities totaled $2.4 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at September 30, 2010.

(3)	Income Taxes

A reconciliation of the Philippine statutory income tax rate to the effective income tax rate applicable to income before income tax expense follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Philippine statutory income tax rate	30%	30%	30%	30%
Optional standard deduction	(10)	(10)	(10)	(10)
Effective income tax rate	20%	20%	20%	20%

The Company’s deferred income tax asset of $4.7 million and $4.8 million as of September 30, 2010 and December 31, 2009, respectively, consists mainly of the difference between the financial reporting basis and the income tax reporting basis for development and construction costs.

(4)	Related Party Transactions

In the normal course of business, the Company transacts with related parties on commercial terms comparable to transactions with third parties. The payable to affiliates was $6.0 million and $2.8 million at September 30, 2010 and December 31, 2009, respectively, and consists primarily of accrued interest on declared and unpaid dividends. Costs incurred by the Company in transactions with related parties amounted to $0.3 million and $0.4 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $1.0 million and $1.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively, and consist primarily of cost allocations.

As of December 31, 2008, the Company had outstanding $7.1 million of unsecured subordinated notes payable (the “Notes”) to CE Casecnan Ltd., a shareholder. The Notes had a maturity of November 1, 2015, and bore an interest rate consisting of the London Interbank Offer Rate plus 5.25%. The Notes were redeemable at any time prior to maturity upon demand from CE Casecnan Ltd and on February 5, 2009, CE Casecnan repaid the outstanding Notes in full. Interest expense on the Notes was $0.1 million for the nine-month period ended September 30, 2009.

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

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska (the “District Court”), seeking a declaratory judgment as to San Lorenzo’s right to repurchase up to 15% of the shares in the Company. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase up to 15% of the shares of the Company, that it is the rightful owner of such shares and that it is due all dividends previously paid on such shares. In March 2010, after a two-week jury trial, the District Court declined to submit the claims and defenses in the case to the jury. Instead, the District Court issued a directed verdict in April 2010, which management believes is based in part on the January 2006 findings of the Superior Court in the California litigation involving LPG discussed above. The order finds that San Lorenzo was entitled to be a 15% shareholder of the Company effective March 30, 2002. The Superior Court subsequently issued an order in the California litigation which management believes contradicts the April 2010 order issued by the District Court. MEHC filed motions to vacate or modify the order of the District Court or to grant a new trial based on errors in the proceeding and in light of the Superior Court order in the California litigation based on the same facts. The District Court denied the motions to vacate and modify its order, and any final ruling is expected to be appealed.

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

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. The next hearing is set for January 11, 2011. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In January 2006, CE Casecnan received a franchise tax assessment for the years 2001 to 2006 totaling $2.2 million from the province of Nueva Vizcaya. In July 2010, CE Casecnan received an updated assessment totaling $4.4 million from the province of Nueva Vizcaya to include the years 2007 through 2009. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. The next hearing is set for November 25, 2010.

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

The Company has investments in money market mutual funds that are accounted for as available-for-sale securities, are stated at fair value and are presented as cash and cash equivalents and restricted cash and investments on the Balance Sheets. The fair value of these securities was $52.5 million and $52.0 million as of September 30, 2010 and December 31, 2009, respectively. The fair value is determined by using the quoted market price or net asset value of the identical security in its principal market. As such, the Company considers these securities to be valued using Level 1 inputs.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Beginning balance	$18,936	$17,444	$19,572	$14,096
Unrealized gains (losses) included in other comprehensive income (loss)	91	1,440	(545)	4,788
Ending balance	$19,027	$18,884	$19,027	$18,884

The Company’s long-term debt is carried at cost on the Financial Statements. The fair value of the Company’s long-term debt has been estimated based upon quoted market prices. The following table presents the carrying value and estimated fair value of the Company’s long-term debt (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,575	$8,648	$17,150	$17,893

(7)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income consists of the following components (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income	$14,865	$34,578	$38,212	$66,744
Other comprehensive income (loss) – unrealized gains (losses) on marketable securities, net of tax of $27, $432, $(164), $1,437	64	1,008	(381)	3,351

Comprehensive income	$14,929	$35,586	$37,831	$70,095

Accumulated other comprehensive loss, net consists of the following components (in thousands):

	As of
	September 30,	December 31,
	2010	2009

Unrecognized amounts on retirement benefits, net of tax of $117 and $117	$273	$273
Unrealized losses on marketable securities, net of tax of $(715) and $(551)	(1,667)	(1,286)
Total accumulated other comprehensive loss, net	$(1,394)	$(1,013)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and the First Nine Months of 2010 and 2009

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

For contract years from December 25, 2008 through the end of the Cooperation Period, guaranteed water delivery fees are $51.7 million, calculated as the annual minimum water delivery threshold of 700.0 million cubic meters multiplied by $0.07381 per cubic meter.

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

The following table provides certain operating data of the Casecnan Project:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Electricity produced (GWh)	149.3	243.5	204.6	472.8
Water delivered (million cubic meters)	235.4	446.8	325.9	831.3

The Company’s water and energy fees are as follows (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Water delivery fees	$12.9	$23.3	$38.7	$49.0
Energy delivery fees	12.5	27.3	30.7	57.5
	$25.4	$50.6	$69.4	$106.5

Revenue decreased $25.2 million for the third quarter and $37.1 million for the first nine months of 2010 compared to 2009 due to lower water and energy delivery fees. A moderate El Niño weather condition resulted in below average rainfall in the Casecnan watershed during 2010 compared to above average rainfall in 2009.

Interest expense decreased $0.5 million for the third quarter and $1.4 million for the first nine months of 2010 compared to 2009 due to lower outstanding debt balances resulting from the scheduled repayment of long-term debt.

Other, net increased $0.5 million for the third quarter and $0.7 million for the first nine months of 2010 compared to 2009 due to higher allocable output value added tax receipts and the impact of foreign currency exchange rates on peso-denominated transactions.

Income tax expense decreased $4.6 million for the third quarter and $6.9 million for the first nine months of 2010 compared to 2009 due to lower pre-tax income.

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

The Company’s cash and cash equivalents were $23.7 million as of September 30, 2010, compared to $20.1 million as of December 31, 2009.

Cash Flows from Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2010 and 2009 were $69.5 million and $79.1 million, respectively. The decrease in 2010 was primarily due to lower revenues resulting from lower water and energy delivery fees, partially offset by the full reimbursement by NIA of property taxes paid by the Company to the provinces of Nueva Ecija and Nueva Vizcaya in 2009 totaling $21.0 million.

Cash Flows from Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2010 and 2009 were $(10.1) million and $(2.1) million, respectively. The increase in 2010 was primarily due to higher deposits into the escrow account.

Cash Flows from Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2010 and 2009 were $(55.7) million and $(38.8) million, respectively. In 2010, the Company paid $50.3 million of dividends on common stock. In 2009, the Company repaid the remaining $7.1 million of notes payable to CE Casecnan Ltd. and paid $24.7 million of dividends on common stock.

Auction Rate Securities

With the liquidity issues experienced in global credit and capital markets, the $21.4 million par value of auction rate securities held by the Company at September 30, 2010 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Although there is no current liquid market for the auction rate securities, the Company believes the underlying creditworthiness of the repayment sources for these securities’ principal and interest has not materially deteriorated. Further, the Company does not intend to sell, nor is it more-likely-than-not that the Company will be required to sell, the auction rate securities before an orderly market develops and they can be sold at a price that approximates par value. Therefore, the Company considers the auction rate securities to be temporarily impaired. At September 30, 2010, the Company’s pre-tax temporary impairment of the auction rate securities totaled $2.4 million. If the underlying assets and the guarantors of the auction rate securities experience credit deterioration, the Company may not ultimately realize the par value of the investments held at September 30, 2010.

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

National Wealth Tax

In July 2008, CE Casecnan received an assessment totaling $4.1 million from the municipality of Alfonso Castaneda for a share of national wealth tax it claims is owed by the Company for the years from 2002 through 2007. CE Casecnan forwarded the assessment to NIA and the DOF, which must authorize any payment for national wealth taxes and are obligated to reimburse the Company pursuant to the Project Agreement. In September 2008, CE Casecnan received a temporary restraining order to enjoin the municipality of Alfonso Castaneda from pursuing its collection efforts until the matter can be decided by the court. A pre-trial hearing was held in December 2008. The proceedings were suspended to allow the municipality of Alfonso Castaneda to provide other local government units the opportunity to intervene in the case. At the June 2009 hearing, the judge summoned all affected local government units to participate in the hearing and file the necessary motions for leave for intervention and third party complaints. The next hearing is set for January 11, 2011. No liability for national wealth tax has been recognized as the Company believes that the claim is without merit.

Franchise Tax

In January 2006, CE Casecnan received a franchise tax assessment for the years 2001 to 2006 totaling $2.2 million from the province of Nueva Vizcaya. In July 2010, CE Casecnan received an updated assessment totaling $4.4 million from the province of Nueva Vizcaya to include the years 2007 through 2009. CE Casecnan believes that franchise tax is imposed on companies which have a secondary or special franchise from the government. CE Casecnan is an independent power producer and does not have a government franchise. The Electric Power Industry Reform Act of 2001 provides that independent power generation is not a public utility operation and does not require a franchise. Therefore, the Company has not recognized a liability relating to these assessments. The next hearing is set for November 25, 2010.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CE CASECNAN WATER AND ENERGY COMPANY, INC.
(Registrant)

Date: November 5, 2010	/s/ Patrick J. Goodman
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